Form 10-Q
period 2012-06-30
DREWRYS BREWING CO
filed 2012-08-13
CIK 1511159

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-173309

Drewrys brewing company
(Name of registrant as specified in its charter)

Nevada	27-2153794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5402 Brittany Drive, Mc Henry, IL	60050
(Address of principal executive offices)	(Zip Code)

(815) 575-4815
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐Yes ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  9,000,000 shares of common stock are issued and outstanding as of June 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Item 1.   Financial Statements

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	As of	As of
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$51	$51
Total Current Assets	51	51

OTHER ASSETS:
Trademarks	560	560
Label Designs	-	-
Total Other Assets	560	560

Total Assets	$611	$611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,068	$13,388
Advances from related parties	4,570	-
Total Liabilities	13,638	13,388

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 75,000,000 shares authorized;
9,000,000 shares issued as of June 30, 2012 and December 31, 2011	$9,000	$9,000
Subscription receivable	-	(3,130)
Additional paid in capital	59	59
Deficit accumulated during the development stage	(22,086)	(18,706)
Total Stockholders' Equity/(Deficit)	(13,027)	(12,777)

Total Liabilities and Stockholders' Equity/(Deficit)	$611	$611

The accompaning notes are an integral part of these statements.

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	For the period
	three month	three month	six month	six month	from Inception
	period ended	period ended	period ended	period ended	(October 11, 2010)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	to June 30, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	1,410	2,255	2,380	2,255	8,086
Professional Fees	500	500	1,000	1,000	13,500
Impairment	-	-	-	-	500
Total Operating Expenses	1,910	2,755	3,380	3,255	22,086

Income (Loss) Before Income Taxes	(1,910)	(2,755)	(3,380)	(3,255)	(22,086)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(1,910)	$(2,755)	$(3,380)	$(3,255)	$(22,086)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	9,000,000	9,000,000	9,000,000	9,000,000

** Less than $.01

The accompaning notes are an integral part of these statements.

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the	For the period
	six month	six month	from Inception
	period ended	period ended	(October 11, 2010)
	June 30, 2012	June 30, 2011	to June 30, 2012
OPERATING ACTIVITIES:
Net loss	$(3,380)	$(3,255)	$(22,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	-	500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(4,320)	1,805	9,068

Net cash used in operating activities	(7,700)	(1,450)	(12,518)

INVESTING ACTIVITIES:
Acquisition of trademarks	-	-	(560)
Acquisition of label designs	-	-	(500)

Net cash provided by (used in) investing activities	-	-	(1,060)

FINANCING ACTIVITIES:
Advances from related parties	4,570		4,570
Payments on subscription agreement	3,130	1,450	9,000
Capital contribution	-	-	59

Net cash provided by (used in) financing activities	7,700	1,450	13,629

NET INCREASE IN CASH	-	-	51

CASH BEGINNING BALANCE	51	100	-

CASH ENDING BALANCE	$51	$100	$51

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NONCASH TRANSACTIONS AFFECTING OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$-	$-	$9,000

The accompaning notes are an integral part of these statements.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2012)

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Drewrys Brewing Company (“the Company”) is a development stage company, incorporated in the State of Nevada on, October 11, 2010, to develop and market a line of low-priced and craft beers. The intent is to provide consumers with malt beverages that appeal to their price point.

Drewrys’ plan is to sell wholesale only, targeting select regional wholesalers and distributors in the Midwest and Atlantic/New England regions.

The Company’s fiscal year ends on December 31st.

Through June 30, 2012 the Company was in the development stage and has not carried on any significant operations and has generated no revenues.  The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.  These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1.  The financial data for the six month period presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2012.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities".  These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2012)
(continued)

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012.

Professional Fees

The Company will expense professional fees as incurred. The professional fees for the period ending June 30, 2012 were $1,000.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2012)
(continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property

The company does not own any real estate or other properties. The company's office is located 5402 Brittany Drive, McHenry Illinois 60050. Our contact number is 815- 575-4815. The business office is located at the home of Francis Manzo, the CEO of the company at no charge to the company.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  There was no impairment loss for the six months ending June 30, 2012.

Fair value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximate fair value because of the short maturity of these instruments.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operation decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.  The Company has these relationships.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2012)
(continued)

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued.

NOTE 3.   INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Details for the period ending June 30, 2012:

Income tax expense (asset) at statutory rate	$(7,509)
Valuation allowance	7,509

Income tax expense per books	$0

Net deferred tax asset consists of the following components:

NOL Carryover	$22,086
Valuation allowance	(22,086)

Net deferred tax asset	$0

At June 30, 2012, the Company had estimated net loss carry forwards of approximately $22,000 which expire through its tax year ending 2032. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

NOTE 4.   STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 9,000,000 Issued and Outstanding as of June 30, 2012. These shares were issued to the sole officer and director of the Company.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2012)
(continued)

NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period October 11, 2010 through June 30, 2012 the Company has had a net loss of $22,086 to date due to professional and other fees incurred. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.   TRADEMARKS AND LABEL DESIGNS

The Company owns trademarks for its’ various brands of beer. These costs provide future benefit to the Company and are considered to have an infinite life at this time. The life of these assets will be re-evaluated when they are placed into service.

The trademarks were purchased from Francis Manzo, Chief Executive Officer of Drewrys (a related party), for $560.  These intangible assets are being valued at cost, and are not considered to be impaired at this time.

The Company acquired label designs for $500 from a third party during the period from October 11, 2010 (inception) through December 31, 2010.  The Company has determined that the designs no longer have value and an impairment loss for the full amount of $500 was recorded during the year ended December 31, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING INFORMATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read with the condensed financial statements and related notes contained in this quarterly report on Form 10-Q (“Form 10-Q”). All statements other than statements of historical fact included in this Form 10-Q are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1.  General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment. You should carefully review the risks described in this Form 10-Q and in other documents the Company files from time to time with the SEC.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q.  The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

OVERVIEW

Business

The Company was formed in October 2010 as a Nevada corporation to produce and market a line of low-priced and craft beers under Company owned brand names. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations, investigating sources of contract brewers investigating potential distribution channels for our products and financing activities. There can be no assurance that we will be able to successfully introduce our initial products or any other products into the commercial marketplace.

We were formed to develop and market craft beers. Since we are in the developmental stage and have not yet introduced any products into the marketplace, we cannot assure you that we will have profitable operations.

Results of Operations

Since inception October 11, 2010 through June 30, 2012 the Company has generated no revenues from product sales.

Through June 30, 2012 the Company was in the development stage and has not carried on any significant operations and has generated no revenues.  The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Going Concern

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products commence, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Principal Executive Officer who also serves as our principal accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Form S-1. You should consider carefully all of the material risks described in such registration statement before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer and Chief Fincial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance Document	(1)
101.SCH *	XBRL Taxonomy Extension Schema Document	(1)
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.LAB *	XBRL Extension Labels Linkbase Document	(1)
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	(1)

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

(1)	To be filed by amendment to the document within the 30-day grace period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
August 13, 2012	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)