Form 10-Q/A
period 2012-06-30
DREWRYS BREWING CO
filed 2012-09-13
CIK 1511159

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The purpose of this Amendment No. 1 to Drewrys Brewing Company Quarterly Report of Form 10-Q/A for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1034, as amended, and other wise are not subject to liability under those sections.

Item 6.  EXHIBITS

(a)   Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
Dated: September 13, 2012	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)