Form 10-Q
period 2012-09-30
DREWRYS BREWING CO
filed 2012-11-16
CIK 1511159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30,  2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐   Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  9,005,000 shares of common stock are issued and outstanding as of September 30, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$228	$51
Total Current Assets	228	51

OTHER ASSETS:
Trademarks	560	560
Label Designs	-	-
Total Other Assets	560	560

Total Assets	$788	$611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,218	$13,388
Advances from related parties	4,570	-
Total Liabilities	15,788	13,388

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 75,000,000 shares authorized;
9,005,000 shares issued as of September 30, 2012 and
9,000,000 as of December 31, 2011	$9,005	$9,000
Subscription receivable	-	(3,130)
Additional paid in capital	554	59
Deficit accumulated during the development stage	(24,559)	(18,706)
Total Stockholders' Equity/(Deficit)	(15,000)	(12,777)

Total Liabilities and Stockholders' Equity/(Deficit)	$788	$611

The accompanying notes are an integral part of these statements.

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	For the period
	three month	three month	nine month	nine month	from Inception
	period ended	period ended	period ended	period ended	(October 11, 2010)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and Administrative	1,973	1,293	4,353	3,548	10,059
Professional Fees	500	500	1,500	1,500	14,000
Impairment	-	-	-	-	500
Total Operating Expenses	2,473	1,793	5,853	5,048	24,559

Income (Loss) Before Income Taxes	(2,473)	(1,793)	(5,853)	(5,048)	(24,559)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(2,473)	$(1,793)	$(5,853)	$(5,048)	$(24,559)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	9,002,772	9,000,000	9,000,931	9,000,000

** Less than $.01

The accompanying notes are an integral part of these statements.

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the	For the	For the period
	nine month	nine month	from Inception
	period ended	period ended	(October 11, 2010)
	September 30, 2012	September 30, 2011	to September 30, 2012
OPERATING ACTIVITIES:
Net loss	$(5,853)	$(5,048)	$(24,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	-	500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(2,170)	3,148	11,218

Net cash used in operating activities	(8,023)	(1,900)	(12,841)

INVESTING ACTIVITIES:
Acquisition of trademarks	-	-	(560)
Acquisition of label designs	-	-	(500)

Net cash provided by (used in) investing activities	-	-	(1,060)

FINANCING ACTIVITIES:
Advances from related parties	4,570	-	4,570
Payments on subscription agreement	3,130	1,900	9,000
Issuance of stock for cash	500	-	500
Capital contribution	-	-	59

Net cash provided by (used in) financing activities	8,200	1,900	14,129

NET INCREASE IN CASH	177	-	228

CASH BEGINNING BALANCE	51	100	-

CASH ENDING BALANCE	$228	$100	$228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NONCASH TRANSACTIONS AFFECTING OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$-	$-	$9,000

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2012)

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

Through September 30, 2012 the Company was in the development stage and has not carried on any significant operations and has generated no revenues.  The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Registration Statement on Form S-1.  The financial data for the nine month period presented may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2012.

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

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2012)
(continued)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012.

Professional Fees

The Company will expense professional fees as incurred. The professional fees for the period ending September 30, 2012 were $1,500.

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

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2012)
(continued)

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

Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.  There was no impairment loss for the nine months ending September 30, 2012.

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

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2012)
(continued)

NOTE 3.   INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Details for the period ending September 30, 2012:

Income tax expense (asset) at statutory rate	$(8,350)
Valuation allowance	8,350

Income tax expense per books	$0

Net deferred tax asset consists of the following components:

NOL Carryover	$24,559
Valuation allowance	(24,559)

Net deferred tax asset	$0

At September 30, 2012, the Company had estimated net loss carry forwards of approximately $25,000 which expire through its tax year ending 2032. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

NOTE 4.   STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 9,005,000 Issued and Outstanding as of September 30, 2012. The sole officer and director of the Company owns 9,000,000 of these shares.

NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Drewrys Brewing Company
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2012)
(continued)

NOTE 6.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period October 11, 2010 through September 30, 2012 the Company has had a net loss of $24,559 to date due to professional and other fees incurred. As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Results of Operations

Since inception October 11, 2010 through September 30, 2012 the Company has generated no revenues from product sales.

Through September 30, 2012 the Company was in the development stage and has not carried on any significant operations and has generated no revenues.  The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosure

None

Item 5.   Other Information

None

Item 6.   Exhibits

31.1   Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1   Certification pursuant to 18 U.S.C. Section 1350

101*  XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
November 15, 2012	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)