Form 10-K
period 2012-12-31
DREWRYS BREWING CO
filed 2013-04-16
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-173309

DREWRYS BREWING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	27-215394
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5402 Brittany Dr., McHenry, IL	60050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 320-3777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes   [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[ ] Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[x] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ] Yes   [x] No

As of April 12, 2013 issuer had 9,029,000 shares of common stock issued and outstanding.

As of April 12, 2013 the aggregate market value of our common stock held by non-affiliates of registrant was $2,900 based on the pro-forma price of our initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any current or historical fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Business

Drewrys Brewing Company is a development stage entity that intends to engage as a beer marketing company intending to develop beer-type products and sell them to beer distributors and wholesalers who will in turn sell the products to retailers for sales to consumers. The Company is based in McHenry, Illinois. The Company was started by Francis Manzo and incorporated in Nevada on October 11, 2010. The Company currently has no business operations and no revenues to date.

The Company was incorporated by its’ president and acquired the trademarks Drewrys, Holihan’s and Canadian Ace from its president and two entities controlled by him.

Drewrys was a beer brewed in the Midwest (Chicago, Illinois and South Bend, Indiana) with a heritage dating back to 1878 and was distributed in Indiana, Illinois, Iowa, Michigan, Ohio, and Wisconsin. In the early 1960’s, it was the 15th largest brewery at that time and was a publicly traded entity known as Drewrys USA Ltd.. Drewrys was then acquired by Associated Brewing Company of Detroit, Michigan who was then subsequently acquired by the G. Heileman Brewing Company in La Crosse, Wisconsin. The Company’s research indicates that Heileman Brewing filed bankruptcy in 1991 and went out of business in 1996. Eventual brewery mergers, bankruptcies and the competitive nature of the beer industry saw the brand decline in volume until it was eliminated from the retail space by the late 1990’s.

Holihan was a beer brewed by the Diamond Springs Brewery, Inc. of Lawrence, Massachusetts. The history of this brand is not widely known, but it is believed that it was last sold in the 1960-1970’s period.

Canadian Ace was a beer brewed in Chicago by the Manhattan Brewing Company and the label was then subsequently acquired by other small brewers prior to them going out of business. Beer sold under the Canadian Ace label was last sold in the early 1970’s, and has not been seen on the market since. Canadian Ace was a beer considered controlled by Al Capone during the 1920’s and 1930’s.

The Company’s CEO, Frank Manzo, investigated and researched beers that had ceased production due to bankruptcy or business failures. After investigating the background of these various beers, when possible, Mr. Manzo, individually and through wholly-owned companies filed for the trademarks of these discontinued beer names. After incorporating Drewrys, these trademarks were transferred to the Company at the same cost each paid for their respective trademarks, $275.00 each for Drewrys and Holihan, and $10 for Canadian Ace. The Company has no affiliation and no agreements with the prior owners of the trademarks or names and believes that they all went out of business more than 30 years ago. As such, the Company does not believe that it is necessary to have any agreements with the prior owners since none of them can be located.

Drewrys Brewing Company, Inc. is developing beers for the domestic beer market. The Company will brew under the trade names DREWRYS, HOLIHAN’S and CANADIAN ACE. DREWRYS is targeted for the domestic budget or low-priced beer market. HOLIHAN’S is targeted for the "craft beer" segment and is anticipated to be a full-flavored beer brewed in the traditional style. The CANADIAN ACE brand may be developed as a malt beverage imported from a contract brewer located in Canada.. The Company's objective is to provide excellent tasting beers for the market segment that it would target. The Company’s CEO obtained the trademarks for “DREWRYS”, “HOLIHAN’S” and “CANADIAN ACE” and transferred and assigned these trademarks to the Company for consideration totaling $560, the actual cost of obtaining the trademarks.

Drewrys Brewing will compete in the domestic budget and craft beer segment of the US market.

Distribution

Drewrys Brewing will rely exclusively on independent distributors for its wholesale sales. The distributors that the Company relies upon may also market competing imported and domestic craft beers. Although by law distributors are independent of any brewer, a distributor can be controlled if it relies on one or two large brewers who account for the majority of its sales. The Company has no formal written distribution agreements with any distributors at this time.

Most distribution agreements may be terminated by either party with 30-day written notice. The laws of some states, however, may restrict the Company’s ability to terminate its agreements with distributors in those states. We cannot assure you that we will be successful in establishing sufficient distribution for our products to enable us to achieve positive cash flow and earnings.

Manufacturing

We have arranged for a contract brewer to manufacture and package our products according to our specifications, which include our products’ recipes, ingredients, labels and packaging. We are responsible for having all the ingredients and labels for the products shipped to the contract brewer. We have not entered into an exclusive or long term agreement with our contract brewer.

Raw Materials and Suppliers

We believe that there are a number of sources available for product ingredients, packaging, and labels for our products. We have not and do not anticipate that it will be necessary to execute any exclusive or long term agreements for such raw material and supplies.

Promotion and Advertising

We intend to initially rely upon point of purchase promotions, trade magazines, public relations and the internet to promote our products. Point of purchase promotional advertising will constitute the most significant portion of our promotion and advertising activities. This will include sampling programs, displays and brochures which we intend to provide to each retail and restaurant/bar outlet for our beverage products in an effort to get customers to try our product. We will rely on public relations to trade publications to enhance retailer awareness of our products. Internet will be utilized for consumer awareness and retailer awareness purposes.

Trademarks, Patents and Intellectual Property

The Company has federal trademark registrations of the DREWRYS word mark (Reg. No. 3,831,617), and HOLIHAN’S word mark (Reg. No.3,846,803). The CANADIAN ACE trademark is registered with the State of Illinois (Reg. No. 095680). These trademarks were initially registered with the respective government agencies by the president of the Company. In establishing the Drewrys Brewing Company, Mr. Manzo, transferred ownership to the Company. The Company intends to file an assignment to be recorded with the US Patent and Trademark Office to indicate that the Company is the sole owner of the trademarks.

Government Regulation

The Company will make an application with the Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau (“TTB”) for a basic Permit to act as a wholesaler of malt beverages (Beer). Initially, the Company anticipates selling its products primarily in the Midwest, with Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin and Kentucky being the initial markets. The Company will engage a contract brewer who will maintain the federal and state licenses necessary to produce and/or sell the Company’s proposed beer products in the various states. Each state requires an annual fee and the Company anticipates that if it were to produce and sell beer in the states noted, that the annual registration and licensing fees would be approximately $5,000, based on 2011 fee structures, of which the contract brewer typically pays half the fee.

A federal permit from the TTB allows the Company to distribute and import fermented malt beverages. To keep these licenses and permits in force, the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability.

Because the Company is not actually brewing beer in its own facility and has outsourced that function, it will initially act as a marketing organization and in-turn sell direct to distributors. As sales increase and the Company is confident in future growth, the Company will consider application to the TTB to apply for a permit as an Alternative Brewer.

An Alternative Brewer is one that contracts with a beer production facility and leases out that facility for a period of time where it operates the beer making equipment to produce its beers. An Alternative Brewer brings in its own raw materials and packaging supplies. At such time the owner of the brewing facility is just leasing its premises to the Alternative Brewer.

In 1933, the 21st Amendment to the United States Constitution repealed Prohibition and also gave states the authority to regulate the production, importation, distribution, sale, and consumption of alcohol beverages within their own borders. A new regulatory system known as the Three-Tier System was created. This system was established to eliminate tied-house abuses. "Tied-houses" would no longer exist - instead beer would be sold through independent distributors.

While each state has its own set of laws governing the three-tier system, the separation of the three-tiers by inserting an independent distributor between the brewers and the retailers is a common thread. The three tiers (brewer, distributor, and retailer) are also further separated by other laws and regulations prohibiting suppliers and distributors from having any financial interest or influence with retailers - for example, beer sales on credit are not allowed and consignment sales are banned.

Competition

Competition in the domestic beer industry is concentrated in two large international brewers, Anheuser-Busch InBev and the Miller/Coors joint venture controlling over 80% of the domestic beer market in all product categories. Smaller domestic brewers include Pabst Brewing Company, Samuel Adams Brewing, and many small craft brewers. Internationally, imported beers are produced by Heineken, Foster, Grupo Modelo, Carlsburg, and other lesser imports. The Company’s brands will compete with all types of beers from all different manufacturers and different styles.

Among the retail businesses, the Company believes competition among brewers tends to be less about products of similar nature and more about shelf space. The Company believes that typical stores have limited display space and devote most of that space to brand name products because they sell quicker. Many larger brewers offer the merchant some form of incentive, either as a discount or through the use of promotional materials. It is the Company's view that in larger stores, with a multitude of offerings, visibility places a big part of customer selection. The Company plans to offer promotional materials and discount incentives to retailers.

The Company believes that one concern among most retail stores is that of product attracting consumer acceptance. In general, it is the Company’s belief that the retailer requires the small brewer to have a distribution system in place to ensure timely deliveries of the product. Failure to fulfill these contracts can result in loss of exposure and loss of access to the customers and the Company believes this can be one of the leading causes of failure among start-up craft beers.

Employees

As of December 31, 2012, we have no full-time employees. All activities to date have been undertaken by our officer as needed. Our only officer does not currently spend all of their time on our business and estimate he devotes approximately 40% of his business time on the business of the Company. We anticipate that we will begin hiring employees as needed to support our entry into select markets.

Item 1A.  Risk Factors

You should carefully consider each of the following risks associated with an investment in our common stock and all of the other information in this 2012 Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur, our business, prospects, financial condition and results of operations may suffer.

Because we have not introduced our beer products into the consumer marketplace, our business may not be successful.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to generate revenues. We have no way to predict when we will begin delivering our products. In addition, it takes time, money, and resources to build relationships with distributors, retail customers, contract brewers, and supplier partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business may fail.

We may be unable to gain any significant market acceptance for our products or establish a significant market presence with retailers and consumers. If we cannot gain market acceptance, we will not be able to generate revenue and our business will fail.

The Company's growth strategy is substantially dependent upon its ability to market its future products successfully to beer distributors and wholesalers and retailers who sell beer. However, it may be very difficult to achieve significant acceptance and product appeal, competition, and other factors outside of the Company's control. Such acceptance, if achieved, may not be sustained for any significant period of time nor build to an acceptable volume that is sufficient to maintain our business. In addition, there is no guarantee that any acceptance by customers will continue. Failure of the Company's products to achieve or sustain market acceptance could have a materially adverse effect on our business, financial conditions and the results of our operations.

Obtaining contacts to sell products with retailers carrying beer is very difficult and time consuming. Without these types of contacts, the company will not be able to sell its products and its business will fail.

In the beer and liquor section in retail locations, shelf space is very expensive and difficult to obtain. Since we are a small early stage company, it will be very time consuming and expensive to obtain the types of contracts which are required to sell our products and successful retail shelf placement. If we are not able to secure these contracts, we will not be able to sell our product and our business may fail.

The distributors generally sell products in high volumes but have very low margins. We must be able to operate our business to supply these distributor partners with product volumes that fit with their business. If we are not able to service these distribution partners and match their volume requirements, we will lose them as distributors, our revenues will fall, and we might have to cease operations.

The Company expects to sell products through a small number of liquor and beer wholesalers and distributors who in turn sell to retailers for consumer purchase. These retailers will require that we accommodate certain volume requirements to remain on their shelves and if we cannot accommodate those volume requirements, they might choose to discontinue selling our products. If we lose a distribution partner, our revenues will be materially impacted and we might have to cease operations.

The Company anticipates that initially establishing and maintaining a customer base in the Midwest and Eastern regions of the country may be difficult to achieve especially since consumers are always cost conscious. If we can not attract a customer base, we face a high risk of business failure.

The Company expects that attracting, building and managing a retail customer base through the efforts of the independent distributor is very difficult to accomplish in the beer retailer market. Customers are very cost sensitive and will switch to any other product based on cost or taste. We plan to provide a product that is great tasting and economical. Accordingly, when we are ready, if we cannot build a consistent customer base, our future sales and operating results will be negatively impacted and our business could fail.

The Company has no products available for sale

The Company has no beer products developed or available for sale prior to this offering. Proceeds raised by the sale of Company securities will be used to begin the marketing plan, product packaging and label design, and make arrangement with contract brewers to begin beer production under our brand labels. If we do not raise sufficient funds, we may be unable to begin revenue sales and our business could fail. Even if we are successful in developing beer products, there can be no assurances that a wholesale or retail market for our products will develop and/or be sustained or that the Company will be profitable.

Reliance on Independent Distributors and Wholesalers

The Company will rely on independent distributors and wholesalers in the marketing of its products to retail stores. Because of the various federal and state laws, the Company will need to hire independent distributors, which are considered the second-tier in the marketing of beer and alcohol beverages (see “Government Regulation”). The distributors that the Company will rely upon may also market competing imported and domestic craft beers. Although by law distributors are independent of any brewer, a distributor can be controlled if it relies on one or two large brewers who account for the majority of its sales. The Company has no formal written distribution agreements with any distributors at this time. These distributors may also market beers from other manufacturers who have greater marketing resources than the Company. As a result, we may not get as much sales attention as other beer brands do. Should the Company not be able to secure distribution services from these independent sales entities, the Company’s operating results will be negatively impacted and our business could fail. Most distribution agreements may be terminated by either party with 30-days written notice. The laws of some states, however, may restrict the Company’s ability to terminate its agreements with distributors in those states. The inability to terminate a distributor who is performing poorly could have a material adverse effect on the Company's business, financial condition, and results of operations. A down-turn in the performance of a single distributor can also have a material adverse impact on the Company’s business, financial condition, and results of operations.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern.

Our independent auditors have raised substantial doubts about our ability to continue as a going concern in their report on our financial statements. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Because our products may not achieve commercial success, we may not be able to continue in business.

In order to achieve profitable operations we are dependent upon market acceptance of our products, substantial sales and the ability to acquire and distribute products at satisfactory cost levels, none of which can be assured.

We may not be able to continue operating our business without additional working capital.

We are currently operating at a loss and are dependent on the availability of additional working capital to continue to operate our business.  We have no current arrangements with respect to, or sources of any additional capital, and there can be no assurance that such additional capital will be available to us when needed. If we are unable to obtain additional capital this would cause us to be unable to continue operating our business. To the extent that any such financing involves the sale of our equity securities, the interests of our then existing stockholders could be substantially diluted.

None of our officers and directors has experience in the beer and beverage business, making it less likely that our business will be successful.

Our only officer and director has no direct background or experience in the beer business. His has background includes experience in the consumer products marketing and retail sectors. Investing in a business which is run by persons who have less experience in the industry in which it will operate is riskier than investing in a business that has a management team with more experience in its industry. Investing in a public company which is run by persons who have no experience in operating public companies is riskier than investing in a business that has a management team with experience in the operation of public companies.

We have no full time employees and our only officer works for us on an “as needed” or part-time basis, which means our management may be inadequate to operate our business.

We do not currently employ any full-time employees. All of our activities to date have been undertaken by our officers who devote their time to operating our business as needed. We cannot assure you that our management will be able to devote sufficient time to our business in the future or that we will be able to hire employees when needed to support our business.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our business and registered office is located at the residence of our President, Mr. Francis Manzo, located at 5402 Brittany Drive, McHenry, IL 60050. Our contact number is 312-320-3777.

Item 3.  Legal Proceedings

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2012, there were approximately 11 initial shareholders of record of the Company’s Common Stock. Our common stock is not authorized for trading on the over the counter market and does not have a stock symbol. No actual quotations have been published to date.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year 2012 or 2011. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the twelve months ended December 31, 2012 we lost $19,253 due to expenses incurred in the registration of our securities in an S-1 Registration with the Securities and Exchange Commission and in general and administrative expenses.

In the twelve months ended December 31, 2011 we lost $10,307 due to expenses incurred in the registration of our securities in an S-1 Registration with the Securities and Exchange Commission and in general and administrative expenses.

Liquidity and Capital Resources

We are in the development state with no revenue and have an accumulated deficit of $37,959 for the period from October 11, 2010 (inception) to December 31, 2012, and have negative cash flow from operations of $14,264 from inception.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from our subscriber base and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern. From our inception through December 31, 2012, our primary source of funds has been the proceeds of private offerings of our common stock and loans from our primary stockholder. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

During the twelve months ended December 31, 2012, the Company’s cash balance increased $77 to a surplus of $128 from a surplus of $51. The primary reason for the increase was the increase in advances from related parties, sale of stock, and collection of the stock subscription receivable of $9,523 offset by an increase in accounts payable and accrued liabilities of $9,446. During this same period, stockholders’ equity decreased $13,773 to $26,550 from $12,777. The decrease in stockholders’ equity is due to the net proceeds from the sale of the common stock of $2,350 and collection of stock subscription receivable of $3,130 offset by the net loss for the period of ($19,253).

Cash flows

Net cash used in operating activities was $9,446 for the twelve months ended December 31, 2012. In the 2012 period, cash was used by our loss from operations, offset by increases in accounts payable and accrued liabilities.

Net cash provided by financing activities for the twelve months ended December 31, 2012 was $9,523 and reflects proceeds we received in 2012 from our common stock offering and advances from our controlling shareholder as described below.

Recent Financing Transactions

During the fiscal year ended December 31, 2012, the Company sold 13,500 shares of Common Stock at $0.10 per share, for a total of $1,350.

During the fiscal year ended December 31, 2012, the Company received $5,043 in advances from its controlling shareholder.

The company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies. We believe our estimates and assumptions to be reasonable under the circumstances. However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern. If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

Going Concern

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  This raises substantial doubt about its ability to continue as a going concern. The Company has yet to generate a significant internal cash flow, and until sales of products begin, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

New Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Drewrys Brewing Company

CERTIFIED PUBLIC ACCOUNTANT AND CONSULTANT

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Drewrys Brewing Company (A Developmental Stage Company) as of December 31, 2012, and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the year ended December 31, 2012, and for the period from October 11, 2010 (inception) to December 31, 2012. The financial statements for the year ended December 31, 2011 were audited by other auditors who issued a report dated April 10, 2012. The financial statements for the period from October 11, 2010 (inception) to December 31, 2012 in so far as they relate to amounts for the period through December 31, 2011, are based solely on the report of the other auditors. Drewrys Brewing Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that Drewrys Brewing Company will continue as a going concern. As discussed in Note 6 to the financial statements, Drewrys Brewing Company is in the development stage and has suffered recurring losses, and has an accumulated deficit of $37,959 for the period from October 11, 2010 (Inception) to December 31, 2012, and has a negative cash flow from operations of $14,264 from inception. These factors raise substantial doubt about Drewrys Brewing Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A. Swift CPA PA

Alan R. Swift, CPA, P.A.
Certified Public Accountants and Consultants

Palm Beach Gardens, Florida
April 6, 2013

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410
PHONE (561) 656-0818 FAX (561) 658-0245
www.aswiftcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Drewrys Brewing Company

We have audited the accompanying balance sheet of Drewrys Brewing Company (a development stage enterprise) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2011, and for the period from October 11, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drewrys Brewing Company (a Nevada corporation) as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011, and for the period from October 11, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 1 and 6, the Company has been in the development stage since its inception (October 11, 2010) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

April 10, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and equivalents	$128	$51
Total Current Assets	128	51

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$688	$611

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,195	$13,388
Advances from related parties	5,043	—
Total Liabilities	27,238	13,388

STOCKHOLDERS' DEFICIENCY:
Common stock , par value $.001; 75,000,000 shares authorized; 9,023,500 and 9,000,000 shares issued and outstanding, respectively	$9,024	$9,000
Subscription receivable	—	(3,130)
Additional paid in capital	2,385	59
Deficit accumulated during the development stage	(37,959)	(18,706)
Total Stockholders' Deficiency	(26,550)	(12,777)

Total Liabilities and Stockholders' Deficiency	$688	$611

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
			from Inception
	For the year ended	For the year ended	(October 11, 2010) to
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUES	$—	$—	$—

EXPENSES
Advertising and Promotion	823	—	823
General and Administrative	11,680	5,307	17,386
Professional Fees	6,750	4,500	19,250
Impairment	—	500	500
Total Operating Expenses	19,253	10,307	37,959

Loss Before Income Taxes	(19,253)	(10,307)	(37,959)

Provision for Income Taxes	—	—	—

Net loss	$(19,253)	$(10,307)	$(37,959)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	9,003,555	9,000,000

** Less than $.01

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			For the period
			from Inception
	For the year ended	For the year ended	(October 11, 2010) to
	December 31, 2012	December 31, 2011	December 31, 2012
OPERATING ACTIVITIES:
Net loss	$(19,253)	$(10,307)	$(37,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	500	500
Stock issued for services	1,000	—	1,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	8,807	6,438	22,195
Net cash used in operating activities	(9,446)	(3,369)	(14,264)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)
Net cash used in investing activities	—	—	(1,060)

FINANCING ACTIVITIES:
Advances from related parties, net	5,043	—	5,043
Payments on subscription agreement	3,130	3,320	9,000
Issuance of stock for cash	1,350	—	1,350
Capital contribution	—	—	59

Net cash provided by financing activities	9,523	3,320	15,452

NET INCREASE IN CASH	77	(49)	128

CASH BEGINNING BALANCE	51	100	—

CASH ENDING BALANCE	$128	$51	$128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FROM OCTOBER 11, 2010 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Subscription	Additional Paid-in	Accumulated (Deficit) During Development	Total Stockholders'
Par Value of $0.001	Shares	Amount	Receivable	Capital	Stage	Deficiency

Inception - October 11, 2010	—	$—	$—	$—	$—	$—

Common shares issued to founder for subscription agreement on October 11, 2010 ($0.10/share)	9,000,000	9,000	(9,000)	—	—	—

Capital contribution	—	—	—	59	—	59

Payments on subscription receivable	—	—	2,550	—	—	2,550

Loss for the period from inception on October 11, 2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)

Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)

Payments on subscription receivable	—	—	3,320	—	—	3,320

Net loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)

Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)

Payments on subscription receivable	—	—	3,130	—	—	3,130

Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350

Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1,000

Net loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)

Balance at December 31, 2012	9,023,500	$9,024	$—	$2,385	$(37,959)	$(26,550)

Drewrys Brewing Company

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2012 and 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Drewrys Brewing Company (“the Company”) is a development stage company, incorporated in the State of Nevada on, October 11, 2010, to develop and market a line of low-priced and craft beers. The intent is to provide consumers with malt beverages that appeal to their price point.

Drewrys’ plan is to sell their beers in the wholesale market, targeting select regional wholesalers and distributors in the Midwest and Atlantic/New England regions.

The Company’s fiscal year ends on December 31st.

Through December 31, 2012, the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company had incurred a loss due to professional and administrative fees incurred/accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. (See Note 6)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities". Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficiency) and cash flows disclose activity since the date of the Company’s inception.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of December 31, 2012 and 2011, the Company had no cash equivalents.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011.

Professional Fees

The Company will expense professional fees as incurred. The professional fees were $6,750 and $4,500 for the period ending December 31, 2012 and 2011, respectively.

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

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue.

Property

The company does not own any real estate or other properties. The company's office is located 5402 Brittany Drive, McHenry Illinois 60050. Our contact number is 815- 575-4815. The business office is located at the home of Francis Manzo, the CEO of the company at no charge to the company.

Recently Issued Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date.

This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Identifiable Intangible Assets

As of December 31, 2012 and December 31, 2011, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademarks will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for years ended December 31, 2012, and for the year ended December 31, 2011.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Fair value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable and accrued liabilities, and advances from related parties approximate fair value because of the short maturity of these instruments.

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

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures included in these financial statements, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 3. INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Details are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Expected Income tax expense at statutory rate	$(6,546)	$(2,061)
Change In Valuation allowance	6,546	2,061

Income tax expense per books	$—	$—

	For the year ended December 31, 2012	For the year ended December 31, 2011
Net deferred tax asset consists of the following components:
NOL Carryover	$10,287	$3,741
Valuation allowance	$(10,287)	(3,741)

Net deferred tax asset	$—	$—

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to offset future taxable income through 2032. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The net change in the valuation allowance for the year ended December 31, 2012 and 2011 was an increase of $6,546 and $2,061, respectively.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 9,023,500 issued and outstanding as of December 31, 2012. The sole officer and director of the Company owns 9,000,000 of these shares.

For the year ended December 31, 2010, the Company issued 9,000,000 shares of common stock for cash of $9,000 ($0.10/share), of which $9,000 was a subscription receivable. During the year ended 2010, $2,550 of capital contribution was collected against the stock subscription receivable. During 2011, $3,320 of stock subscription receivable was collected. During 2012, $3,130 of stock subscription receivable was collected.

For the year ended December 31, 2012, the Company issued 13,500 shares of common stock for cash of $1,350 ($0.10/share)

For the year ended December 31, 2012, the Company issued 10,000 shares of common stock having a value of $1,000 ($0.10/share) in exchange for services rendered.

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the year ended December 31, 2012, Mr. Manzo advanced the company $5,693 and was reimbursed $650 for purposes of paying operating expenses on behalf of the Company. As of December 31, 2012 and December 31, 2011, the Company has a loan from Mr. Manzo with an outstanding balance of $5,043 and $0 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during the development stage of $37,959 for the period from October 11, 2010 (inception) to December 31, 2012, and has a negative cash flow from operations of $14,264 from inception. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from principal stockholder. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

NOTE 8. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

Subsequent to December 31, 2012, the Company issued 5,500 shares in common stock for cash.

In January of 2013, the Company entered into a five year agreement with an unrelated third party for the purpose of serving as the Company’s stock transfer agent.

In February of 2013, the Company entered into a two year brewing agreement with a third party for beer production.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Alan R. Swift, CPA, PA, Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At not time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

 ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluation the disclosure controls and procedures, management recognized that any controls and procedures, not matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fiscal year covered by this report. Based on the foregoing, our President and sole director concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. We anticipate expanding the Board to include additional members in the 2013 year at which time we expect the effectiveness of our controls and procedures to be adequate.

There has been no change in our internal controls over financial reporting since inception up to the year ended December 31, 2012.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's sole board of director, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations.

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to having a sole individual in charge of the business and have limited internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) having only one individual in both management and on the board of directors: and (4) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our President and sole director in connection with the review of our financial statements as of December 31, 2012.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Our directors and executive officers are:

Name	Position
Francis P. Manzo III	President, Chief Executive Officer, Director

Francis P. Manzo III, 57, has been our President, Chief Executive Officer and a director since October 2010. Mr. Manzo is the Managing Principal of Appletree Capital Ltd, a private equity sponsor since May 2005. Mr. Manzo has been involved in a number of start-up enterprises since 1985. He was President of High-Low Foods Inc., a retail grocery operation from 1999 to 2005, Manor House Coffee Company since 2010, and Metrecal Nutrition Inc. since 2010. From December 2007 to February 2008, Mr. Manzo was president of Aventura Equities Inc., a publicly-traded company with the stock symbol of AVNE.

Our officer(s) are elected annually by the board of directors and may be replaced or removed by the board at any time. Our directors are elected by our shareholders annually and serve until the election and qualification of their successors or their earlier resignation or removal.

Board of Director Committees

Our board of directors also serves as our audit committee. We do not have any executive, compensation or any other committee of our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy to any person without charge upon written request to Francis Manzo, President, Drewrys Brewing Company, 5402 Brittany Drive, McHenry, IL 60050.

Item 11.  Executive Compensation

At present, all of our operations are conducted by our executive officer for no compensation. No compensation was paid or accrued for our executive officers for the fiscal years ended December 31, 2012 and 2011.

Other Compensation Arrangements

None of our executive officers have any written employment agreements or any arrangements for employee benefits, severance payments or change of control payments. We have not established any long term compensation plans, stock based compensation plans, incentive compensation plans or other compensation or benefit plans. We anticipate that such plans will be established as our business develops.

Director Compensation

No compensation was paid to our director in the fiscal year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2013, the beneficial ownership of our 9,029,000 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

Name and Address *	Number of Shares	Percentage of Outstanding Common Shares
Appletree Capital Ltd.	9,000,000	99.80%

* address for the above is c/o Drewrys Brewing Company, 5402 Brittany Drive, McHenry, IL 60050

Promoters

We were founded in October 11, 2010. Francis Manzo was instrumental in our organization and may be considered promoters of our company. He received no consideration for their services in connection with our organization. Appletree Capital Ltd, our controlling shareholder purchased 9,000,000 shares of our common stock for $9,000. Mr. Manzo is the Managing Principal of Appletree Capital Ltd. and has transferred his interest in the Company to this wholly-owned entity.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules, although our common stock is not listed on The NASDAQ Stock Market.

At the present time there are no independent directors as required. The President is the only director at this time.

Audit Committee

The Board of Directors has not designated a separate audit committee.

Item 14.  Principal Accountant Fees and Services.

Alan R. Swift, CPA, P.A. serves as our independent registered public accounting firm for the 2012 audit. Lake and Associates CPA’s, LLC served as our independent registered public accounting firm for 2011 and 2012.  The following table shows the fees that were billed for the audit and other services provided by such firms for 2012 and 2011.

	December 31, 2012	December 31, 2011
Audit Fees	$6,750	$4,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6,750	$4,500

All Tax or Other Fees.  We did not incur any other fees from Alan R. Swift, CPA, P.A. or Lake and Associates CPA’s LLC during fiscal years ended 2012 and 2011, respectively.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended December 31, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012 for filing with the SEC.

PART IV

Item 15. Exhibits

3.1	Articles of Incorporation. (Incorporated by Reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1/A filed July 31, 2012)

3.2	By-laws. (Incorporated by Reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1/A filed July 31, 2012)

10.1	Contribution to capital letter agreement. (Incorporated by Reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed July 31, 2012)

14.1	Code of Ethics. (Incorporated by Reference to Exhibit 14.1 to Registrant’s Registration Statement on Form S-1/A filed July 31, 2012)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

**  To be submitted by amendment. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drewrys Brewing Company.

April 12, 2013	By: /s/ Francis Manzo
Francis P. Manzo III
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Manzo III Francis P. Manzo III	President (principal executive officer and principal accounting officer) and director	April 12, 2013

-31-