Form 10-Q
period 2013-03-31
DREWRYS BREWING CO
filed 2013-05-20
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Table of Contents	1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,071,000 shares of common stock are issued and outstanding as of May 20, 2013.

Table of Contents	2

Table of Contents	3

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

Table of Contents	4

Part I. Financial Information

Item 1. Financial Statements

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$256	$128
Total Current Assets	256	128
OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560
Total Assets	$816	$688
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,927	$22,195
Advances from related parties	10,916	5,043
Total Liabilities	36,843	27,238
STOCKHOLDERS' DEFICIENCY
Common stock , par value $.001; 75,000,000 shares authorized; 9,029,000 shares issued as of March 31, 2013 and 9,023,500 as of December 31, 2012	9,030	9,024
Subscription receivable	—	—
Additional paid in capital	2,929	2,385
Deficit accumulated during the development stage	(47,986)	(37,959)
Total Stockholders' Deficiency	(36,027)	(26,550)
Total Liabilities and Stockholders' Deficiency	$816	$688

See accompanying notes to condensed unaudited financial statements

Table of Contents	5

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the period from Inception (October 11, 2010) to March 31, 2013

REVENUES	$—	$—	$—

EXPENSES
Advertising and Promotion	6,666	—	7,489
General and Administrative	611	970	17,997
Professional Fees	2,750	500	22,000
Impairment	0	0	500
Total Operating Expenses	10,027	1,470	47,986

Income (Loss) Before Income Taxes	(10,027)	(1,470)	(47,986)

Provision for Income Taxes	—	—	—

Net Loss	$(10,027)	$(1,470)	$(47,986)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	9,025,883	9,000,000

** Less than $.01

See accompanying notes to condensed unaudited financial statements

Table of Contents	6

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH MARCH 31, 2013
(Unaudited)

	Common Stock
Par Value of $0.001	Shares	Amount	Subscription Receivable	Additional Paid In Capital	Accumulated (Deficit) During Development Stage	Total Stockholders’ Deficiency
Inception - October 11, 2010	—	$—	$—	$—	$—	$—
Common shares issued to founder for
subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—
Capital contribution	—	—	—	59	—	59
Payments on subscription receivable	—	—	2,550	—	—	2,550
Loss for the period from inception on October 11,
2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)
Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)
Payments on subscription receivable	—	—	3,320	—	—	3,320
Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)
Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)
Payments on subscription receivable	—	—	3,130	—	—	3,130
Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350
Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1000
Net Loss for the year ended December 31, 2012	—	-	—	—	(19,253)	(19,253)
Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)
Common shares issued for cash ($0.10/share)	5,500	6	—	544	—	550
Net Loss for the quarter ended March 31, 2013	—	—	—	—	(10,027)	(10,027)
Balance at March 31, 2013	9,029,000	$9,030	$—	$2,929	$(47,986)	$(36,027)

See accompanying notes to condensed unaudited financial statements

Table of Contents	7

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the period from Inception (October 11, 2010) to March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(10,027)	$(1,470)	$(47,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—	500
Stock issued for services	—	—	1,000
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable and accrued expenses	3,732	1,020	25,927

Net cash used in operating activities	(6,295)	(450)	(20,559)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)

Net cash provided used in investing activities	—	—	(1,060)

FINANCING ACTIVITIES:
Advances from related parties	5,873	—	10,916
Payments on subscription agreement	—	450	9,000
Proceeds fom the issuance of stock for cash	550	—	1,900
Capital contribution	—	—	59

Net cash provided by financing activities	6,423	450	21,875

NET INCREASE IN CASH	128	—	256

CASH BEGINNING BALANCE	128	51	—

CASH ENDING BALANCE	$256	$51	$256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

 See accompanying notes to condensed unaudited financial statements

Table of Contents	8

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

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

Through March 31, 2013, the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company had incurred a loss due to professional and administrative fees incurred/accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. (See Note 6)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial data for the three months ended March 31, 2013 may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2013.

Development Stage Company

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

Table of Contents	9

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of March 31, 2013 and December 31, 2012, the Company has no cash equivalents.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2013 or December 31, 2012.

Professional Fees

The Company will expense professional fees as incurred. The professional fees were $2,750 and $500 for the period ending March 31, 2013 and 2012, respectively.

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

Table of Contents	10

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

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

Identifiable Intangible Assets

As of March 31, 2013 and December 31, 2012, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three months ended March 31, 2013 and 2012.

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

Table of Contents	11

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

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

NOTE 3. INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”) Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009.

Table of Contents	12

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 9,029,000 issued and outstanding as of March 31, 2013. The sole officer and director of the Company owns 9,000,000 of these shares.

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

For the year ended December 31, 2012, the Company issued 13,500 shares of common stock for cash of $1,350 ($0.10/share).

For the year ended December 31, 2012, the Company issued 10,000 shares of common stock having a value of $1,000 ($0.10/share) in exchange for services rendered.

For the three months ended March 31, 2013, the Company issued 5,500 shares of common stock for cash of $550 ($0.10/share).

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2013, Mr. Manzo advanced the company $5,873 for purposes of paying operating expenses on behalf of the Company. As of March 31, 2013 and December 31, 2012, the Company has a loan from Mr. Manzo with an outstanding balance of $10,916 and $5,043 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Table of Contents	13

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

NOTE 6. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during the development stage of $47,986 for the period from October 11, 2010 (inception) to March 31, 2013, and has a negative cash flow from operations of $20,559 from inception. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from principal stockholder. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 8. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

Subsequent to March 31, 2013, the Company issued 42,000 shares in common stock for cash.

Table of Contents	14

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

Results of Operations

Since inception October 11, 2010 through March 31, 2013, the Company has generated no revenues from product sales.

Through March 31, 2013, the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Table of Contents	15

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

Item 4. Controls and Procedures.

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

Table of Contents	16

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	17

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered sale of equity securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Table of Contents	18

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q
*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

Table of Contents	19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
May 20, 2013	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)
Table of Contents	20