Form 10-Q
period 2013-06-30
DREWRYS BREWING CO
filed 2013-08-19
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,101,000 shares of common stock are issued and outstanding as of June 30, 2013.

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

Table of Contents	-1-

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$33,191	$128
Deposits in transit	40,700	0
Prepaid expenses	259,971	0
Total Current Assets	333,862	128

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$334,422	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,757	$22,195
Advances from related parties	9,816	5,043
Total Current Liabilities	36,573	27,238

LONG TERM LIABILITIES:
Note payable	85,000	—
Total Long Term Liabilities	85,000	—

Total Liabilities	121,573	27,238

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 75,000,000 shares authorized; 12,134,000 shares issued as of June 30, 2013 and 9,023,500 as of December 31, 2012	$12,134	$9,024
Subscription receivable	—	—
Additional paid in capital	310,325	2,385
Deficit accumulated during the development stage	(109,610)	(37,959)
Total Stockholders' Equity/(Deficit)	212,849	(26,550)

Total Liabilities and Stockholders' Equity/(Deficit)	$334,422	$688

Table of Contents	-2-

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three month period ended	For the three month period ended	For the six month period ended	For the six month period ended	For the period from Inception (October 11, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUES	$449	$—	$449	$—	$449

EXPENSES
Advertising and Promotion	1,901	—	8,567	—	9,390
Contract Brewing Fees	5,000	—	5,000	—	5,000
General and Administrative	1,103	1,410	1,714	2,380	19,100
Interest Expense	500	—	500	—	500
Outside Consulting	46,079	—	46,079	—	46,079
Professional Fees	7,490	500	10,240	1,000	29,490
Impairment	—	—	—	—	500
Total Operating Expenses	62,073	1,910	72,100	3,380	110,059

Income (Loss) Before Income Taxes	(61,624)	(1,910)	(71,651)	(3,380)	(109,610)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(61,624)	$(1,910)	$(71,651)	$(3,380)	$(109,610)

Basic and diluted net loss per common share	**			**

Weighted average number of common shares outstanding	9,972,297	9,000,000	9,501,704	9,000,000

** Less than $.01

Table of Contents	-3-

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six month period ended	For the six month period ended	For the period from Inception (October 11, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(71,651)	$(3,380)	$(109,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—	500
Stock issued for services	303,300	—	304,300
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(259,971)	—	(259,971)
Increase/(decrease) in accounts payable and accrued expenses	4,562	(4,320)	26,757

Net cash used in operating activities	(23,760)	(7,700)	(38,024)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)

Net cash provided by (used in) investing activities	—	—	(1,060)

FINANCING ACTIVITIES:
Advances from related parties, net of repayments	4,773	4,570	9,816
Proceeds from note payable	44,300		44,300
Payments on subscription agreement	—	3,130	9,000
Issuance of stock for cash	7,750	—	9,100
Capital contribution	—	—	59

Net cash provided by (used in) financing activities	56,823	7,700	72,275

NET INCREASE IN CASH	33,063	—	33,191
CASH BEGINNING BALANCE	128	51	—
CASH ENDING BALANCE	$33,191	$51	$33,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

Table of Contents	-4-

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH JUNE 30, 2013
(Unaudited)

	Common Stock
Par Value of $0.001	Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (Deficit) During Development Stage	Total Stockholders' Equity/(Deficit)
Inception - October 11, 2010	—	$—	$—	$—	$—	$—
Common shares issued to founder for subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—
Capital contribution	—	—	—	59	—	59
Payments on subscription receivable	—	—	2,550	—	—	2,550
Loss for the period from inception on October 11, 2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)
Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)
Payments on subscription receivable	—	—	3,320	—	—	3,320
Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)
Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)
Payments on subscription receivable	—	—	3,130	—	—	3,130
Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350
Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1000
Net Loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)
Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)
Common shares issued for service ($0.10/share)	3,033,000	3,033	—	300,267	303,300
Common shares issued for cash ($0.10/share)	77,500	77	—	7,673	7,750
Net Loss for the quarter ended June 30, 2013	—	—	—	—	(71,651)	(71,651)
Balance at June 30, 2013	12,134,000	$12,134	$—	$310,325	$(109,610)	$212,849

Table of Contents	-5-

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

Through June 30, 2013, the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company had incurred a loss due to professional and administrative fees incurred/accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. (See Note 6)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial data for the six months ended June 30, 2013 may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2013.

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

Table of Contents	-6-

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of June 30, 2013 and December 31, 2012, the Company has no cash equivalents.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or December 31, 2012.

Professional Fees

The Company will expense professional fees as incurred. The professional fees were $10,240 and $1,000 for the period ending June 30, 2013 and 2012, respectively.

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

Table of Contents	-7-

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

Identifiable Intangible Assets

As of June 30, 2013 and December 31, 2012, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the six months ended June 30, 2013 and 2012.

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

Table of Contents	-8-

Stock-Based Compensation (cont’d)

either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

NOTE 3. INCOME TAXES

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013 or December 31, 2012.

Table of Contents	-9-

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12,134,000 issued and outstanding as of June 30, 2013. The sole officer and director of the Company owns 9,000,000 of these shares.

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

On June 3, 2013, the Company issued 3,033,000 shares of restricted stock ($0.10/share) in exchange for consulting services to be provided by Venture Capital Clinic Corp. through December 31, 2013.

For the six months ended June 30, 2013, the Company issued 77,500 shares of common stock for cash of $7,750 ($0.10/share).

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the six months ended June 30, 2013, Mr. Manzo advanced the company $5,873 for purposes of paying operating expenses on behalf of the Company. As of June 30, 2013 and December 31, 2012, the Company has a loan from Mr. Manzo with an outstanding balance of $9,816 and $5,043 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. NOTE PAYABLE

On June 3, 2013, the Company acquired a $85,000 note payable secured by the Company’s total assets. The note bears a fixed interest rate of 12% per annum, compounded annually, and matures on December 1, 2014. Interest shall accrue for the first 6 months and be due and payable in one lump sum installment in the amount of $4,750 on December 31, 2013. Thereafter, principal and accrued interest shall be due and payable in 12 consecutive monthly installments in the amount of $7,552.15 beginning on January 1, 2014 and ending on December 1, 2014. The Company received loan proceeds of $44,300 on June 10, 2013, and anticipates receipts of the balance of loan proceeds in the third quarter of 2013.

Table of Contents	-10-

NOTE 7. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during the development stage of $109,610 for the period from October 11, 2010 (inception) to June 30, 2013, and has a negative cash flow from operations of $38,024 from inception. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from principal stockholder. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8. TRADEMARKS AND LABEL DESIGNS

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

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

Subsequent to June 30, 2013, the Company received the balance of loan proceeds of $40,700 on July 15, 2013.

Table of Contents	-11-

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

OVERVIEW

Business

The Company was formed in October 2010 as a Nevada corporation to produce and market a line of popular-priced and craft beers under Company owned brand names. All activity to date has been related to the formation of our business, formulation of our business plan and initial start-up operations, investigating sources of contract brewers investigating potential distribution channels for our products and financing activities. There can be no assurance that we will be able to successfully introduce our initial products or any other products into the commercial marketplace.

We were formed to develop and market craft beers. Since we are in the developmental stage and have not yet introduced any products into the marketplace, we cannot assure you that we will have profitable operations.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. Since inception October 11, 2010 through June 30, 2013 the Company has generated no revenues from product sales.

The Company had incurred a loss due to professional and administrative fees accrued since inception. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to

Table of Contents	-12-

continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Results for the Three Months Ended June 30,, 2013

Revenues. The Company’s revenues for the three months ended June 30, 2013 were $0. Additionally, the Company has not had any revenues from inception (October 10, 2010) to June 30, 2013.

Professional Fees. Professional Fees were for legal and accounting expenses for the three months ended June 30, 2013 were $7,490 as compared to $500 for the three months ended June 30, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase, and for services rendered to retain status as a SEC filing Company.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $1,103 as compared to $1,410 for the three months ended June 30, 2012.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the three months ended June 30, 2013 were $46,079 as compared to $0 for the three months ended June 30, 2012.  The Consulting expenses incurred entirely in the three months ended June 30, 2013 was attributed to fees for loan origination costs, and fees to hire marketing professionals in the pre-introduction of the Company's branded beer and product development.

Contract Brewing Fees. Contract Brewing Fee expense for the three (3) months ended June 30, 2013 was $5,000 as compared to $0 for the three (3) months ended June 30, 2012. These costs incurred entirely in the second quarter were a direct result of a contract brewing arrangement.

Advertising and Promotions. Advertising and Promotion expense for the three (3) months ended June 30, 2013 was $1,901 as compared to $0 for the three (3) months ended June 30, 2012. These costs incurred entirely in the quarter were a direct result of a promotional campaign in the City of South Bend, Indiana, to re-introduce our beers into that marketplace.

Net Loss. Net loss for the three months ended June 30, 2013 was ($61,624) as compared to ($1,910) for the three months ended June 30, 2011.  The substantial increase of net loss of $59,714 was a result of increased product development costs, financing costs and cost to remain a public company.

Results for the Nine Months Ended June 30, 2013

Revenues. The Company’s revenues for the six months ended June 30, 2013 were $0. Additionally, the Company has not had any revenues from inception (October 10, 2010) to June 30, 2013.

Professional Fees. Professional Fees were for legal and accounting expenses for the six months ended June 30, 2013 were $10,240 as compared to $1,000 for the six months ended June 30, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase, and for services rendered to retain status as a SEC filing Company.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $1,714 as compared to $2,380 for the six months ended June 30, 2012.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the six months ended June 30, 2013 were $46,079 as compared to $0 for the six months ended June 30, 2012.  The Consulting expenses incurred entirely in the three months ended June 30, 2013 was attributed to fees for loan origination costs, and fees to hire marketing professionals in the pre-introduction of the Company's branded beer and product development.

Table of Contents	-13-

Contract Brewing Fees. Contract Brewing Fee expense for the six months ended June 30, 2013 was $5,000 as compared to $0 for the six months ended June 30, 2012. These costs incurred entirely in the second quarter were a direct result of a contract brewing arrangement.

Advertising and Promotions. Advertising and Promotion expense for the three (3) months ended June 30, 2013 was $8,567 as compared to $0 for the six months ended June 30, 2012. These costs incurred entirely in the quarter were a direct result of a promotional campaign in the City of South Bend, Indiana, to re-introduce our beers into that marketplace.

Net Loss. Net loss for the six months ended June 30, 2013 was ($71,651) as compared to ($3,380) for the six months ended June 30, 2011.  The substantial increase of net loss of $68,271 was a result of increased product development costs, financing costs, cost to remain a public company, and as a result of the company’s development stage progress of its business plan.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by advances from related parties, issuance of notes payable and the sale of common shares to related parties and others.

As of June 30, 2013, total current assets were $333,862.

In the second quarter ended June 30, 2013, the Company arranged for a note payable in the amount of $85,000 to assist in the development of the Company and in the marketing of its trademark brands.

As of June 30, 2013, total current liabilities were $36.573, which consisted of $9,816 for accrued expenses and $9,816 of advances from related parties. As of June 30, 2012, total current liabilities were $27,238, which consisted of $22,195 of accrued expenses and $5,043 of accounts payable. We had net working capital of $297,289 as of June 30, 2013, compared to net working deficit capital of ($27,110) at June 30, 2012.

During the six months ended June 30, 2013, our operating activities used cash of $23,760, and financing activities provided cash of $56, 823.

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

Table of Contents	-14-

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

Table of Contents	-15-

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

Drewrys Brewing Company
August 15, 2013	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)
Table of Contents	-16-