Form 10-Q/A
period 2013-06-30
DREWRYS BREWING CO
filed 2013-08-20
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,134,000 shares of common stock are issued and outstanding as of June 30, 2013.

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

DREWRYS BREWING CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGE	5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGES	7 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$33,191	$128
Deposits in transit	40,700	0
Prepaid expenses	259,971	0
Total Current Assets	333,862	128

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$334,422	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,757	$22,195
Advances from related parties	9,816	5,043
Total Current Liabilities	36,573	27,238

LONG TERM LIABILITIES:
Note payable	85,000	—
Total Long Term Liabilities	85,000	—

Total Liabilities	121,573	27,238

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 75,000,000 shares authorized; 12,134,000 shares issued as of June 30, 2013 and 9,023,500 as of December 31, 2012	$12,134	$9,024
Subscription receivable	—	—
Additional paid in capital	310,325	2,385
Deficit accumulated during the development stage	(109,610)	(37,959)
Total Stockholders' Equity/(Deficit)	212,849	(26,550)

Total Liabilities and Stockholders' Equity/(Deficit)	$334,422	$688

See accompanying notes to condensed unaudited financial statements

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

See accompanying notes to condensed unaudited financial statements

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH JUNE 30, 2013
(Unaudited)

	Common Stock
Par Value of $0.001	Shares	Amount	Subscription Receivable	Additional Paid in Capital	Accumulated (Deficit) During Development Stage	Total Stockholders' Equity/(Deficit)
Inception - October 11, 2010	—	$—	$—	$—	$—	$—
Common shares issued to founder for subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—
Capital contribution	—	—	—	59	—	59
Payments on subscription receivable	—	—	2,550	—	—	2,550
Loss for the period from inception on October 11, 2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)
Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)
Payments on subscription receivable	—	—	3,320	—	—	3,320
Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)
Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)
Payments on subscription receivable	—	—	3,130	—	—	3,130
Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350
Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1000
Net Loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)
Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)
Common shares issued for service ($0.10/share)	3,033,000	3,033	—	300,267	—	303,300
Common shares issued for cash ($0.10/share)	77,500	77	—	7,673	—	7,750
Net Loss for the quarter ended June 30, 2013	—	—	—	—	(71,651)	(71,651)
Balance at June 30, 2013	12,134,000	$12,134	$—	$310,325	$(109,610)	$212,849

See accompanying notes to condensed unaudited financial statements

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

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

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF MARCH 31, 2013)

(Unaudited)

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

Results for the Three Months Ended June 30, 2013

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

Net Loss. Net loss for the three months ended June 30, 2013 was ($61,624) as compared to ($1,910) for the three months ended June 30, 2012.  The substantial increase of net loss of $59,714 was a result of increased product development costs, financing costs and cost to remain a public company.

Results for the Nine Months Ended June 30, 2013

Revenues. The Company’s revenues for the six months ended June 30, 2013 were $449. Additionally, the Company has only $499 in revenues from inception (October 10, 2010) to June 30, 2013.

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

Net Loss. Net loss for the six months ended June 30, 2013 was ($71,651) as compared to ($3,380) for the six months ended June 30, 2012.  The substantial increase of net loss of $68,271 was a result of increased product development costs, financing costs, cost to remain a public company, and as a result of the company’s development stage progress of its business plan.

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

During the six months ended June 30, 2013, our operating activities used cash of $23,760, and financing activities provided cash of $56,823.

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

Drewrys Brewing Company
August 20, 2013	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)