Form 10-Q
period 2013-09-30
DREWRYS BREWING CO
filed 2013-11-19
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,214,500 shares of common stock are issued and outstanding as of November 19, 2013.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$45,395	$128
Prepaid expenses	137,727	—
Total Current Assets	183,122	128

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$183,682	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,711	$22,195
Advances from related parties	14,016	5,043
Note payable, current portion	62,727	—
Total Current Liabilities	100,454	27,238

LONG TERM LIABILITIES:
Note payable, net of current portion	22,273	—
Total Long Term Liabilities	22,273	—

Total Liabilities	122,727	27,238

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock , par value $.001; 75,000,000 shares authorized; 12,214,500 shares issued as of September 30, 2013 and 9,023,500 as of December 31, 2012	$12,215	$9,024
Subscription receivable	(1,500)	—
Additional paid in capital	318,294	2,385
Deficit accumulated during the development stage	(268,054)	(37,959)
Total Stockholders' Equity/(Deficiency)	60,955	(26,550)

Total Liabilities and Stockholders' Equity/(Deficiency)	$183,682	$688

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the	For the	For the	For the	For the period
	three month	three month	nine month	nine month	from Inception
	period ended	period ended	period ended	period ended	(October 11, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

REVENUES	$10,727	$—	$11,176	$—	$11,176

Cost of Goods Sold	6,394	—	6,394	—	6,394
Gross Profit	4,333	—	4,782	—	4,782

OPERATING EXPENSES
Advertising and Promotion	20,103	—	28,670	—	29,493
Contract Brewing Fees	—	—	5,000	—	5,000
General and Administrative	5,252	1,973	6,966	4,353	24,352
Outside Consulting	125,485	—	171,564	—	171,564
Professional Fees	9,387	500	19,627	1,500	38,877
Impairment	—	—	—	—	500
Total Operating Expenses	160,227	2,473	231,827	5,853	269,786

Loss from Operations	(155,894)	(2,473)	(227,045)	(5,853)	(265,004)

Other Expenses
Interest Expense	(2,550)	—	(3,050)	—	(3,050)
Total Other Expenses	(2,550)	—	(3,050)	—	(3,050)

Income (Loss) Before Income Taxes	(158,444)	(2,473)	(230,095)	(5,853)	(268,054)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(158,444)	$(2,473)	$(230,095)	$(5,853)	$(268,054)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	12,150,632	9,002,772	10,394,249	9,000,931

** Less than $.01

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			For the period
	For the	For the	from Inception
	nine months ended	nine months ended	(October 11, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(230,095)	$(5,853)	$(268,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—	500
Stock issued for services	303,300	—	304,300
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(137,727)	—	(137,727)
Increase/(decrease) in accounts payable and accrued expenses	1,516	(2,170)	23,711
Net cash used in operating activities	(63,006)	(8,023)	(77,270)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)
Net cash provided by (used in) investing activities	—	—	(1,060)

FINANCING ACTIVITIES:
Advances from related parties, net	8,973	4,570	14,016
Proceeds from note payable	85,000	—	85,000
Payments on subscription agreement	—	3,130	9,000
Issuance of stock for cash	14,300	500	15,650
Capital contribution	—	—	59
Net cash provided by (used in) financing activities	108,273	8,200	123,725

NET INCREASE IN CASH	45,267	177	45,395
CASH BEGINNING BALANCE	128	51	—
CASH ENDING BALANCE	$45,395	$228	$45,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$1,500	$—	$9,000

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(Unaudited)
	Common Stock		Subscription	Additional	Accumulated (Deficit) During Development	Total Stockholders’
Par Value of $0.001	Shares	Amount	Receivable	Paid in Capital	Stage	Equity/(Deficit)
Inception - October 11, 2010	—	$—	$—	$—	$—	$—
Common shares issued to founder for subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—
Capital contribution	—	—	—	59	—	59
Payments on subscription receivable	—	—	2,550	—	—	2,550
Loss for the period from inception on October 11, 2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)
Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)
Payments on subscription receivable	—	—	3,320	—	—	3,320
Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)
Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)
Payments on subscription receivable	—	—	3,130	—	—	3,130
Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350
Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1,000
Net Loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)
Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)
Common shares issued for service ($0.10/share)	3,033,000	3,033	—	300,267		303,300
Common shares issued for cash ($0.10/share)	158,000	158	(1,500)	15,642		14,300
Net Loss for the nine months ended September 30, 2013	—	—	—	—	(230,095)	(230,095)
Balance at September 30, 2013	12,214,500	$12,215	$(1,500)	$318,294	$(268,054)	$60,955

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

The Company has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to achieve substantial commercial sales of its initial products. The Company will continue to be considered a development stage entity until it has begun significant operations and is generating significant revenues.

The Company has minimal revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. (See Note 7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial data for the nine months ended September 30, 2013 may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2013.

Development Stage Company

The Company has earned limited revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities". Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficiency) and cash flows disclose activity since the date of the Company’s inception.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of September 30, 2013 and December 31, 2012, the Company has no cash equivalents.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013 or December 31, 2012.

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

Revenue Recognition

The Company recognizes revenue when:

-Persuasive evidence of an arrangement exists;

-Shipment has occurred;

-Price is fixed or determinable; and

-Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended September 30, 2013 and 2012 the Company has recognized $10,7272 and $11,176, and $0 and $0, respectively of revenues and for the period from October 10, 2010 (inception) through September 30, 2013 the Company has recognized $11,176 in revenues.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

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

Identifiable Intangible Assets

As of September 30, 2013 and December 31, 2012, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three months ended September 30, 2013 and 2012.

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

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12,214,500 issued and outstanding as of September 30, 2013. The sole officer and director of the Company owns 9,000,000 of these shares.

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

On June 3, 2013, the Company issued 3,033,000 shares of restricted stock ($0.10/share) in exchange for consulting services having a value of $303,300 to be provided by Venture Capital Clinic Corp. through December 31, 2013.

For the nine months ended September 30, 2013, the Company issued 158,000 shares of common stock for cash of $15,800 ($0.10/share), of which $1,500 was a subscription receivable.

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2013, Mr. Manzo advanced the company $8,973 for purposes of paying operating expenses on behalf of the Company. As of September 30, 2013 and December 31, 2012, the Company has a loan from Mr. Manzo with an outstanding balance of $14,016 and $5,043 respectively.

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

NOTE 7. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit during the development stage of $268,054 for the period from October 11, 2010 (inception) to September 30, 2013, and has a negative cash flow from operations of $77,270 from inception. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from principal stockholder. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

We were formed to develop and market craft beers. We have sold our first complete production run of keg beer our second production of keg and bottled beer was produced and partially sold on November 4 subsequent to the end of the quarter. While we expect to continue producing our products and selling into the marketplace, we cannot assure you that we will have profitable operations.

Results of Operations

In the three months ended September 30, 2013, the Company had $10,727 in sales of products and $6,394 in Cost of Sales. Selling, general and administrative expenses were $160,227. As a result the Company lost $158,444 in the three months ended September 30, 2013.

In the three months ended September 30, 2012, the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $2,473. As a result the Company lost $2,473 in the three months ended September 30, 2012.

In the nine months ended September 30, 2013, the Company had $11,176 in sales of products and $6,394 in Cost of Sales. Selling, general and administrative expenses were $231,827. As a result the Company lost $230,095 in the nine months ended September 30, 2013.

In the nine months ended September 30, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $5,853 As a result the Company lost $5,853 in the nine months ended September 30, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, working capital increased $109,778 to a surplus of $82,668 from a deficit of $27,110. The primary reason for the increase was the increase in cash of $45,267 and $137,727 in prepaid expenses and offset by an increase in note payable current portion of $62,727 and and increase in due to shareholder of $8,973 and an increase in accounts payable of $1,516. During this same period, stockholders’ equity increased $87,505. The increase in stockholders’ equity is due to the net proceeds from the sale of the common stock $14,300 and shares issued for services of $303,000 offset by the net loss for the period of ($230,095).

Cash flows

Net cash used in operating activities was $63,006 for the nine months ended September 30, 2013. In the 2013 period cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in due to shareholder and accounts payable and issuance of common stock for services.

Net cash used in operating activities was $8,023 for the nine months ended September 30, 2012. In the 2012 period cash was used by our loss from operations and increases in inventories and prepaid expenses and decreases in accrued expenses and due to shareholder offset by cash provided by our increase in accounts payable.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $108,273 and reflects common stock issued for cash described below and loan proceeds of $85,000.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $8,200 and reflects stock issued for cash and advances from related parties.

Recent Financing Transactions

During the nine months ended September 30, 2013, the Company sold 158,000 shares of Common Stock at $0.10 per share, for a total of $15,800, of which $1,500 is a subscription receivable..

During the nine months ended September 30, 2013, the Company issued 3,033,000 shares of Common Stock for consulting services valued at $0.10 per share for a total of $303,000.

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

Going Concern

The Company is currently a development stage company and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate a significant internal cash flow, and until sales of products increase significantly from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

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

Not Required

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.**

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
November 19, 2013	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)
-17-