Form 10-Q/A
period 2013-06-30
DREWRYS BREWING CO
filed 2014-03-21
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q/A

(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,100,500 shares of common stock are issued and outstanding as of June 30, 2013.

Table of Contents

EXPLANATORY NOTE

This Amendment No. 2 (this "Amendment") to the Quarterly Report on Form 10-Q of Drewrys Brewing Company (the "Company") for the quarter ended June 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 19, 2013, (the "Original Filing"), is being filed to correct the number of shares outstanding on the cover page of the Original Filing and on the Balance Sheets, which number was stated incorrectly as a result of a scrivener’s error, to reflect the Refundable Subscription Payable Amount on the Balance Sheet as of June 30, 2013, to disclose that the Company’s Controls and Procedures were not effective as of June 30, 2013, and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DREWRYS BREWING CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	6	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGE	7	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGE	8	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO JUNE 30, 2013(UNAUDITED).

PAGES	9-15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Table of Contents	4

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	As of	As of
	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$33,191	$128
Deposits in transit	40,700	0
Prepaid expenses	259,971	0
Total Current Assets	333,862	128

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$334,422	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$26,757	$22,195
Refundable Subscription Payable	3,350	—
Advances from related parties	9,816	5,043
Total Current Liabilities	39,923	27,238

LONG TERM LIABILITIES:
Note payable	85,000	—
Total Long Term Liabilities	85,000	—

Total Liabilities	124,923	27,238

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock , par value $.001; 75,000,000 shares authorized;
12,100,500 shares issued as of June 30, 2013 and
9,023,500 as of December 31, 2012	$12,101	$9,024
Subscription receivable	—	—
Additional paid in capital	307,008	2,385
Deficit accumulated during the development stage	(109,610)	(37,959)
Total Stockholders' Equity/(Deficiency)	209,499	(26,550)

Total Liabilities and Stockholders' Equity/(Deficiency)	$334,422	$688

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	5

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the	For the period
	three month	three month	six month	six month	from Inception
	period ended	period ended	period ended	period ended	(October 11, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUES	$449	$—	$449	$—	$449

EXPENSES
Advertising and Promotion	1,901	—	8,567	—	9,390
Contract Brewing Fees	5,000	—	5,000	—	5,000
General and Administrative	1,103	1,410	1,714	2,380	19,100
Interest Expense	500	—	500	—	500
Outside Consulting	46,079	—	46,079	—	46,079
Professional Fees	7,490	500	10,240	1,000	29,490
Impairment	—	—	—	—	500
Total Operating Expenses	62,073	1,910	72,100	3,380	110,059

Income (Loss) Before Income Taxes	(61,624)	(1,910)	(71,651)	(3,380)	(109,610)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(61,624)	$(1,910)	$(71,651)	$(3,380)	$(109,610)

Basic and diluted net loss per common share	**			**

Weighted average number of common shares outstanding	9,954,412	9,000,000	9,491,215	9,000,000

** Less than $.01

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	6

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

				Additional	Accumulated	Total
	Common Stock		Subscription	Paid in	(Deficit) During	Stockholders'
Par Value of $0.001	Shares	Amount	Receivable	Capital	Development Stage	Equity/(Deficit)

Inception - October 11, 2010	—	$—	$—	$—	$—	$—

Common shares issued to founder for
subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—

Capital contribution	—	—	—	59	—	59

Payments on subscription receivable	—	—	2,550	—	—	2,550

Loss for the period from inception on October 11,
2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)

Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)

Payments on subscription receivable	—	—	3,320	—	—	3,320

Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)

Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)

Payments on subscription receivable	—	—	3,130	—	—	3,130

Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350

Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1000

Net Loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)

Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)

Common shares issued for service ($0.10/share)	3,033,000	3,033	—	300,267		303,300
Common shares issued for cash ($0.10/share)	44,000	44	—	4,356		4,400
						—
Net Loss for the quarter ended June 30, 2013	—	—	—	—	(71,651)	(71,651)

Balance at June 30, 2013	12,100,500	$12,101	$—	$307,008	$(109,610)	$209,499

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	7

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the	For the	For the period
	six month	six month	from Inception
	period ended	period ended	(October 11, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(71,651)	$(3,380)	$(109,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—	500
Stock issued for services	303,300	—	304,300
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(259,971)	—	(259,971)
Increase/(decrease) in accounts payable and accrued expenses	4,562	(4,320)	26,757

Net cash used in operating activities	(23,760)	(7,700)	(38,024)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)

Net cash provided by (used in) investing activities	—	—	(1,060)

FINANCING ACTIVITIES:
Advances from related parties, net of repayments	4,773	4,570	9,816
Refundable Subscription Payable	3,350		3,350
Proceeds from note payable	44,300		44,300
Payments on subscription agreement	—	3,130	9,000
Issuance of stock for cash	4,400	—	5,750
Capital contribution	—	—	59

Net cash provided by (used in) financing activities	56,823	7,700	72,275

NET INCREASE IN CASH	33,063	—	33,191

CASH BEGINNING BALANCE	128	51	—

CASH ENDING BALANCE	$33,191	$51	$33,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NONCASH TRANSACTIONS AFFECTING OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	8

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF JUNE 30, 2013)

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

(AS OF JUNE 30, 2013)

(UNAUDITED)

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

(AS OF JUNE 30, 2013)

(UNAUDITED)

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

(AS OF JUNE 30, 2013)

(UNAUDITED)

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

(AS OF JUNE 30, 2013)

(UNAUDITED)

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

For the six months ended June 30, 2013, the Company issued 44,000 shares of common stock for cash of $4,400 ($0.10/share).

Table of Contents	13

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF JUNE 30, 2013)

(UNAUDITED)

For the six months ended June 30, 2013, the Company received $3,350 from stock subscriptions and the funds were returned subsequent to June 30, 2013.

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

Table of Contents	14

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF JUNE 30, 2013)

(UNAUDITED)

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

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows:

The Company refunded $3,350 from Stock Subscriptions in October of 2013 and December of 2013.

Subsequent to June 30, 2013, the Company received the balance of loan proceeds of $40,700 on July 15, 2013.

Table of Contents	15

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

OVERVIEW

Business

We were incorporated in Nevada on October 11, 2010, and subsequently acquired the registered trademarks DREWRYS, HOLIHAN and CANADIAN ACE from Francis Manzo, III, the President and Founder of the Company, and from corporate entities owned by him. Ownership was transferred by a ‘Bill of Sale’ Document on October 15, 2010, and in February, 2012. We are an early entry stage company in a very competitive market. We have limited operating history upon which an evaluation of our future success or failure can be made.

We were formed to develop and market craft beers. We have sold our first complete production run of keg beer our second production of keg and bottled beer was produced and partially sold on November 4, 2013, subsequent to the end of the quarter. While we expect to continue producing our products and selling into the marketplace, we cannot assure you that we will have profitable operations.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. Since our inception on October 11, 2010, through June 30, 2013, the Company has generated $449 in revenues from product sales.

Table of Contents	16

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

Results for the Three Months Ended June 30, 2013

Revenues. The Company’s revenues for the three months ended June 30, 2013, were $449. Additionally, the Company has had $449 in revenues from inception (October 10, 2010) to June 30, 2013.

Professional Fees. Professional Fees were for legal and accounting expenses for the three months ended June 30, 2013, were $7,490 as compared to $500 for the three months ended June 30, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase, and for services rendered to retain status as a SEC filing Company.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013, were $1,103 as compared to $1,410 for the three months ended June 30, 2012.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the three months ended June 30, 2013, were $46,079 as compared to $0 for the three months ended June 30, 2012.  The consulting expenses incurred entirely in the three months ended June 30, 2013, were attributed to fees for loan origination costs, and fees to hire marketing professionals in the pre-introduction of the Company's branded beer and product development.

Contract Brewing Fees. Contract brewing fee expense for the three months ended June 30, 2013, was $5,000 as compared to $0 for the three months ended June 30, 2012. These costs incurred entirely in the second quarter were a direct result of a contract brewing arrangement.

Advertising and Promotions. Advertising and promotion expense for the three months ended June 30, 2013 was $1,901 as compared to $0 for the three months ended June 30, 2012. These costs incurred entirely in the quarter were a direct result of a promotional campaign in the City of South Bend, Indiana, to re-introduce our beers into that marketplace.

Net Loss. Net loss for the three months ended June 30, 2013, was ($61,624) as compared to ($1,910) for the three months ended June 30, 2011.  The substantial increase of net loss of $59,714 was a result of increased product development costs, financing costs and cost to remain a public company.

Results for the Six Months Ended June 30, 2013

Revenues. The Company’s revenues for the six months ended June 30, 2013 were $449.

Professional Fees. Professional fees were for legal and accounting expenses for the six months ended June 30, 2013, were $10,240, as compared to $1,000 for the six months ended June 30, 2012. These increase costs of legal and accounting expenses were a direct result of product development commencing an activity phase, and for services rendered to retain status as a SEC filing Company.

Table of Contents	17

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013, were $1,714 as compared to $2,380 for the six months ended June 30, 2012.  These expenses are normal and reoccurring for our Company as a development stage entity.

Consulting. Consulting expenses for the six months ended June 30, 2013, were $46,079, as compared to $0 for the six months ended June 30, 2012.  Consulting expenses incurred entirely in the three months ended June 30, 2013, was attributed to fees for loan origination costs, and fees to hire marketing professionals in the pre-introduction of the Company's branded beer and product development.

Contract Brewing Fees. Contract brewing fee expense for the six months ended June 30, 2013, was $5,000, as compared to $0 for the six months ended June 30, 2012. These costs incurred entirely in the second quarter were a direct result of a contract brewing arrangement.

Advertising and Promotions. Advertising and Promotion expense for the three (3) months ended June 30, 2013, was $8,567, as compared to $0 for the six months ended June 30, 2012. These costs incurred entirely in the quarter were a direct result of a promotional campaign in the City of South Bend, Indiana, to re-introduce our beers into that marketplace.

Net Loss. Net loss for the six months ended June 30, 2013, was ($71,651), as compared to ($3,380) for the six months ended June 30, 2011.  The substantial increase of net loss of ($68,271) was a result of increased product development costs, financing costs, cost to remain a public company, and as a result of the company’s development stage progress of its business plan.

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

As of June 30, 2013, total current liabilities were $39,923, which consisted of $26,757 for accrued expenses and $9,816 of advances from related parties and refundable subscriptions of $3,350. As of June 30, 2012, total current liabilities were $27,238, which consisted of $22,195 of accrued expenses and $5,043 of accounts payable. We had net working capital of $297,289 as of June 30, 2013, compared to net working deficit capital of ($27,110) at June 30, 2012.

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

Table of Contents	18

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Table of Contents	19

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2013 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

  We do not have an audit committee.  While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.
Table of Contents	20

  We did not maintain proper segregation of duties for the preparation of our financial statements.  We currently have only one officer overseeing all transactions.  This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting

Management believes that the material weaknesses set forth in the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Table of Contents	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors.

Not Required

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company issued 3,033,000 shares of Common Stock for consulting services valued at $0.10 per share for a total of $303,300, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  Such offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.  The purchaser was an “accredited investor,” and known to the Company and its management through pre-existing business and/or personal relationships.  Such purchaser was provided access to all material information, which he requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with his purchase. Such purchaser acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. The stock certificate representing such securities that were issued contained a restrictive legend, prohibiting further transfer of the stock certificate representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

On August 6, 2012, the Company commenced its public offering pursuant to its Form S-1 Registration Statement (Registration No. 333-173309).  The proceeds of such offering in the amount of $5,750 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of June 30, 2013, as follows:

Marketing, Promotion and Advertising	$4,400
Total	$4,400

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Table of Contents	22

Item 6. Exhibits.

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350

XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q*

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

____________

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”

** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Table of Contents	23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREWRYS BREWING COMPANY

DATE:  March 21, 2014

By: /s/  Francis P. Manzo III

Francis P. Manzo III

and Authorized Officer)

Table of Contents	24