Form 10-Q/A
period 2013-09-30
DREWRYS BREWING CO
filed 2014-03-21
CIK 1511159

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,100,500 shares of common stock are issued and outstanding as of September 30, 2013.

Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Drewrys Brewing Company (the "Company") for the quarter ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 19, 2013, (the "Original Filing"), is being filed to correct the number of shares outstanding on the cover page of the Original Filing and on the Balance Sheets, which number was stated incorrectly as a result of a scrivener’s error, to reflect the Refundable Subscription Payable Amount on the Balance Sheet as of September 30, 2013, to disclose that the Company’s Controls and Procedures were not effective as of September 30, 2013, and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Table of Contents	2

Table of Contents	3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DREWRYS BREWING CORPORATION

 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	5	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND AS OF DECEMBER 31, 2012 (AUDITED).

PAGE	6	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO SEPTEMBER 30, 2013 (UNAUDITED).

PAGE	7	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 11, 2010 (INCEPTION) TO SEPTEMBER 30, 2013(UNAUDITED).

PAGE	8	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 11, 2010 (INCEPTION) TO SEPTEMBER 30, 2013(UNAUDITED).

PAGES	9-15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Table of Contents	4

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS
	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$45,395	$128
Prepaid expenses	137,727	—
Total Current Assets	183,122	128

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$183,682	$688

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,711	$22,195
Refundable Subscription Payable	9,900	—
Advances from related parties	14,016	5,043
Note payable, current portion	62,727	—
Total Current Liabilities	110,354	27,238

LONG TERM LIABILITIES:
Note payable, net of current portion	22,273	—
Total Long Term Liabilities	22,273	—

Total Liabilities	132,627	27,238

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock , par value $.001; 75,000,000 shares authorized;
12,100,500 shares issued as of September 30, 2013 and
9,023,500 as of December 31, 2012	$12,101	$9,024
Subscription receivable	—	—
Additional paid in capital	307,008	2,385
Deficit accumulated during the development stage	(268,054)	(37,959)
Total Stockholders' Equity/(Deficiency)	51,055	(26,550)

Total Liabilities and Stockholders' Equity/(Deficiency)	$183,682	$688

 See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	5

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	For the	For the period
	three month	three month	nine month	nine month	from Inception
	period ended	period ended	period ended	period ended	(October 11, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

REVENUES	$10,727	$—	$11,176	$—	$11,176

Cost of Goods Sold	6,394	—	6,394	—	6,394
Gross Profit	4,333	—	4,782	—	4,782

OPERATING EXPENSES
Advertising and Promotion	20,103	—	28,670	—	29,493
Contract Brewing Fees	—	—	5,000	—	5,000
General and Administrative	5,252	1,973	6,966	4,353	24,352
Outside Consulting	125,485	—	171,564	—	171,564
Professional Fees	9,387	500	19,627	1,500	38,877
Impairment	—	—	—	—	500
Total Operating Expenses	160,227	2,473	231,827	5,853	269,786

Loss from Operations	(155,894)	(2,473)	(227,045)	(5,853)	(265,004)

Other Expenses
Interest Expense	(2,550)	—	(3,050)	—	(3,050)
Total Other Expenses	(2,550)	—	(3,050)	—	(3,050)

Income (Loss) Before Income Taxes	(158,444)	(2,473)	(230,095)	(5,853)	(268,054)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(158,444)	$(2,473)	$(230,095)	$(5,853)	$(268,054)

Basic and diluted net loss per common share	**			**

Weighted average number of common shares outstanding	12,100,500	9,002,772	10,371,751	9,000,931

** Less than $.01

 See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	6

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
FROM OCTOBER 11, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

				Additional	Accumulated	Total
	Common Stock		Subscription	Paid in	(Deficit) During	Stockholders'
Par Value of $0.001	Shares	Amount	Receivable	Capital	Development Stage	Equity/(Deficit)

Inception - October 11, 2010	—	$—	$—	$—	$—	$—

Common shares issued to founder for
subscription agreement on October 11, 2010	9,000,000	9,000	(9,000)	—	—	—

Capital contribution	—	—	—	59	—	59

Payments on subscription receivable	—	—	2,550	—	—	2,550

Loss for the period from inception on October 11,
2010 to December 31, 2010	—	—	—	—	(8,399)	(8,399)

Balance at December 31, 2010	9,000,000	9,000	(6,450)	59	(8,399)	(5,790)

Payments on subscription receivable	—	—	3,320	—	—	3,320

Net Loss for the year ended December 31, 2011	—	—	—	—	(10,307)	(10,307)

Balance at December 31, 2011	9,000,000	9,000	(3,130)	59	(18,706)	(12,777)

Payments on subscription receivable	—	—	3,130	—	—	3,130

Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350

Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1,000

Net Loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)

Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)

Common shares issued for service ($0.10/share)	3,033,000	3,033	—	300,267		303,300
Common shares issued for cash ($0.10/share)	44,000	44	—	4,356		4,400
Net Loss for the nine months ended September 30, 2013	—	—	—	—	(230,095)	(230,095)

Balance at September 30, 2013	12,100,500	$12,101	$—	$307,008	$(268,054)	$51,055

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	7

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from Inception (October 11, 2010) to September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(230,095)	$(5,853)	$(268,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—	500
Stock issued for services	303,300	—	304,300
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(137,727)	—	(137,727)
Increase/(decrease) in accounts payable and accrued expenses	1,516	(2,170)	23,711
Net cash used in operating activities	(63,006)	(8,023)	(77,270)
INVESTING ACTIVITIES:
Acquisition of trademarks	—	—	(560)
Acquisition of label designs	—	—	(500)
Net cash provided by (used in) investing activities	—	—	(1,060)
FINANCING ACTIVITIES:
Advances from related parties, net	8,973	4,570	14,016
Proceeds from note payable	85,000	—	85,000
Payments on subscription agreement	—	3,130	9,000
Issuance of stock for cash	4,400	500	5,750
Refundable Subscriptions	10,300	10,300
Refunded Subscriptions	(400)	(400)
Capital contribution	—	—	59
Net cash provided by (used in) financing activities	108,273	8,200	123,725
NET INCREASE IN CASH	45,267	177	45,395
CASH BEGINNING BALANCE	128	51	—
CASH ENDING BALANCE	$45,395	$228	$45,395
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—
NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

See Accompanying Notes to Condensed Unaudited Financial Statements.

Table of Contents	8

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF SEPTEMBER 30, 2013)

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. The financial data for the nine months ended September 30, 2013, may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2013.

Table of Contents	9

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF SEPTEMBER 30, 2013)

(UNAUDITED)

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

(AS OF SEPTEMBER 30, 2013)

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

Revenue Recognition

The Company recognizes revenue when:

•  Persuasive evidence of an arrangement exists;

•  Shipment has occurred;

•  Price is fixed or determinable; and

•  Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended September 30, 2013 and 2012, the Company has recognized revenue of $10,727 and $11,176, and $0 and $0, respectively, and for the period from October 10, 2010 (inception) through September 30, 2013 the Company has recognized $11,176 in revenue.

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

Identifiable Intangible Assets

As of September 30, 2013 and December 31, 2012, $560 and $560, respectively, of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Table of Contents	11

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(AS OF SEPTEMBER 30, 2013)

(UNAUDITED)

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

(AS OF SEPTEMBER 30, 2013)

(UNAUDITED)

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company's net loss or cash flows.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures included in Note 9 to these financial statements, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12, issued and outstanding as of September 30, 2013. The sole officer and director of the Company owns 9,000,000 of these shares.

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

(AS OF SEPTEMBER 30, 2013)

(UNAUDITED)

For the year ended December 31, 2012, the Company issued 10,000 shares of common stock having a value of $1,000 ($0.10/share) in exchange for services rendered.

On June 3, 2013, the Company issued 3,033,000 shares of restricted stock ($0.10/share) in exchange for consulting services to be provided by Venture Capital Clinic Corp. through December 31, 2013.

For the nine months ended September 30, 2013, the Company sold 44,000 shares of common stock for cash of $4,400 ($0.10/share).

During the nine months ended September 30, 2013 the company received $9,900 from stock subscriptions and the funds were returned subsequent to September 30, 2013.

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the nine months ended September 30, 2013, Mr. Manzo advanced the company $8,973 net, for purposes of paying operating expenses on behalf of the Company. As of September 30, 2013 and December 31, 2012, the Company has a loan from Mr. Manzo with an outstanding balance of $14,016 and $5,043 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. NOTE PAYABLE

On June 3, 2013, the Company acquired a $85,000 note payable secured by the Company’s total assets. The note bears a fixed interest rate of 12% per annum, compounded annually, and matures on December 1, 2014. Interest shall accrue for the first 6 months and be due and payable in one lump sum installment in the amount of $4,750 on December 1, 2013. Thereafter, principal and accrued interest shall be due and payable in 12 consecutive monthly installments in the amount of $7,552.15 beginning on January 1, 2014 and ending on December 1, 2014.

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

(AS OF SEPTEMBER 30, 2013)

(UNAUDITED)

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

NOTE 9. SUBSEQUENT EVENTS

The Company refunded $9,900 from Stock Subscriptions in October of 2013 and December of 2013.

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

Results of Operations

In the three months ended September 30, 2013, the Company had $10,727 in sales of products and $6,394 in cost of sales. Selling, general and administrative expenses were $160,227. The sales were a result of our first production run. Our increase in selling and administrative expense was a result of promotion of our brand and consulting fees. As a result the Company lost $158,444 in the three months ended September 30, 2013.

In the three months ended September 30, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $2,473. As a result the Company lost $2,473 in the three months ended September 30, 2012.

In the nine months ended September 30, 2013 the Company had $11,176 in sales of products and $6,394 in Cost of Sales. Selling, general and administrative expenses were $227,045. The sales were a result of our first production run. Our increase in selling and administrative expense were a result of promotion of our brand and consulting fees As a result the Company lost $230,095 in the nine months ended September 30, 2013.

Table of Contents	16

In the nine months ended September 30, 2012 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $5,853 As a result the Company lost $5,853 in the nine months ended September 30, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, working capital increased $170,754 to a surplus of $72,768 from a deficit of $27,110. The primary reason for the increase was the increase in cash of $45,267 and $137,727 in prepaid expenses and offset by an increase in due to shareholder of $8,573, and an increase in accounts payable of $3,667. During this same period, stockholders’ equity increased $77,605. The increase in stockholders’ equity is due to the net proceeds from the sale of the common stock of $4,400 and shares issued for services of $303,300 offset by the net loss for the period of ($230,095).

Cash flows

Net cash used in operating activities was $63,006 for the nine months ended September 30, 2013. In the 2013 period, cash was used by our loss from operations and decreases in accrued expenses offset by cash provided by our increase in due to shareholder and accounts payable and issuance of common stock for services.

Net cash used in operating activities was $8,023 for the nine months ended September 30, 2012. In the 2012 period, cash was used by our loss from operations and increases in inventories and prepaid expenses and decreases in accrued expenses and due to shareholder offset by cash provided by our increase in accounts payable.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $108,223 and reflects common stock issued for cash described below and loan proceeds of $85,000.

Net cash provided by financing activities for the nine months ended September 30, 2012, was $8,200 and reflects stock issued for cash and advances from related parties.

Recent Financing Transactions

During the nine months ended September 30, 2013, the Company sold 160,000 shares of Common Stock at $0.10 per share, for a total of $5,750. Such shares were sold pursuant to the Form S-1 Registration Statement of the Company (Registration No. 333-173309).

During the nine months ended September 30, 2013, the Company issued 3,033,000 shares of Common Stock for consulting services valued at $0.10 per share for a total of $303,300.

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

Table of Contents	17

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

Table of Contents	18

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2013 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•	We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.
•	We did not maintain proper segregation of duties for the preparation of our financial statements. We currently have only one officer overseeing all transactions. This has resulted in several deficiencies, including the lack of control over preparation of financial statements and proper application of accounting

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

Table of Contents	19

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

Table of Contents	20

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

On August 6, 2012, the Company commenced its public offering pursuant to its Form S-1 Registration Statement (Registration No. 333-173309).  The proceeds of such offering in the amount of $5,750 were deposited in the Company’s non-interest bearing bank account, and have been used by us in the business, as of September 30, 2013, as follows:

Marketing, Promotion and Advertising	$4,400
Miscellaneous	$1,350
Total	$5,750

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Table of Contents	21

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

Table of Contents	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREWRYS BREWING COMPANY

DATE:  March 21, 2014

By: /s/  Francis P. Manzo III

Francis P. Manzo III

President (Principal Accounting Officer

and Authorized Officer)

Table of Contents	23