Form 10-K
period 2013-12-31
DREWRYS BREWING CO
filed 2014-04-15
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[ ] Yes   [x] No

As of April 15, 2014 issuer had 12,100,500 shares of common stock issued and outstanding.

As of April 15, 2014 the aggregate market value of our common stock held by non-affiliates of registrant was $5,750 based on the pro-forma price of our initial public offering.

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

PART I

Item 1. Business

Business

Drewrys Brewing Company is a beer marketing company developing beer-type products and selling them to beer distributors and wholesalers who will in turn sell the products to retailers for sales to consumers. The Company is based in McHenry, Illinois. The Company was started by Francis Manzo and incorporated in Nevada on October 11, 2010.

The Company was incorporated by its’ president and acquired the trademarks Drewrys, Holihan’s and Canadian Ace from its president and two entities controlled by him.

Drewrys was a beer brewed in the Midwest (Chicago, Illinois and South Bend, Indiana) with a heritage dating back to 1878 and was distributed in Indiana, Illinois, Iowa, Michigan, Ohio, and Wisconsin. In the early 1960’s, it was the 15 th largest brewery at that time and was a publicly traded entity known as Drewrys USA Ltd.. Drewrys was then acquired by Associated Brewing Company of Detroit, Michigan who was then subsequently acquired by the G. Heileman Brewing Company in La Crosse, Wisconsin. The Company’s research indicates that Heileman Brewing filed bankruptcy in 1991 and went out of business in 1996. Eventual brewery mergers, bankruptcies and the competitive nature of the beer industry saw the brand decline in volume until it was eliminated from the retail market by the late 1990’s.

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

The Company’s CEO, Frank Manzo, investigated and researched beers that had ceased production due to bankruptcy or business failures. After investigating the background of these various beers, Mr. Manzo, individually and through wholly-owned companies filed for the trademarks of these discontinued beer names. After incorporating Drewrys, these trademarks were transferred to the Company at the same cost each paid for their respective trademarks, $275.00 each for Drewrys and Holihan, and $10 for Canadian Ace. The Company has no affiliation and no agreements with the prior owners of the trademarks or names and believes that they all went out of business more than 30 years ago. As such, the Company does not believe that it is necessary to have any agreements with the prior owners since none of them can be located.

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

Drewrys Brewing competes in the domestic budget and craft beer segment of the US market.

Distribution

Drewrys Brewing will rely exclusively on independent distributors for its wholesale sales. The distributors that the Company relies upon may also market competing imported and domestic craft beers. Although by law distributors are independent of any brewer, a distributor can be controlled if it relies on one or two large brewers who account for the majority of its sales. The Company does not have any formal written distribution agreements with any distributors at this time.

Most distribution agreements may be terminated by either party with 30-day written notice. The laws of some states, however, may restrict the Company’s ability to terminate its agreements with distributors in those states. We cannot assure you that we will be successful in establishing sufficient distribution for our products to enable us to achieve positive cash flow and earnings.

Manufacturing

We have arranged for contract brewers to manufacture and package our products according to our specifications, which include our products’ recipes, ingredients, labels and packaging. We are responsible for having all the ingredients and labels for the products shipped to the contract brewer. We have not entered into an exclusive or long term agreement with our contract brewers.

Raw Materials and Suppliers

We believe that there are a number of sources available for product ingredients, packaging, and labels for our products. We have not and do not anticipate that it will be necessary to execute any exclusive or long term agreements for such raw material and supplies.

Promotion and Advertising

We rely upon point of purchase promotions, trade magazines, public relations and the internet to promote our products. Point of purchase promotional advertising will constitute the most significant portion of our promotion and advertising activities. This will include sampling programs, displays and brochures which we intend to provide to each retail and restaurant/bar outlet for our beverage products in an effort to get customers to try our product. We rely on public relations to trade publications to enhance retailer awareness of our products. Internet will be utilized for consumer awareness and retailer awareness purposes.

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

Government Regulation

The Company will make an application with the Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau (“TTB”) for a basic Permit to act as a wholesaler of malt beverages (Beer). Initially, the Company will focus on selling its products primarily in the Midwest, with Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin and Kentucky being the initial markets. The Company will engage a contract brewer who will maintain the federal and state licenses necessary to produce and/or sell the Company’s proposed beer products in the various states. Each state requires an annual fee and the Company anticipates that if it were to produce and sell beer in the states noted, that the annual registration and licensing fees would be approximately $5,000, based on 2011 fee structures, of which the contract brewer typically pays half the fee.

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

In 1933, the 21st Amendment to the United States Constitution repealed Prohibition and also gave states the authority to regulate the production, importation, distribution, sale, and consumption of alcohol beverages within their own borders. A new regulatory system known as the Three-Tier System was created. This system was established to eliminate tied-house abuses. As such, the "Tied-houses" would no longer exist, and as a result beer would be sold through independent distributors.

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

Employees

As of December 31, 2013, we have no full-time employees. All activities to date have been undertaken by our officer as needed. Our only officer does not currently spend all of his time on our business and estimate he devotes approximately 40% of his business time on the business of the Company. We will begin hiring employees as needed to support our the business.

Item 1A.  Risk Factors

Not Required

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2013, there were approximately 25 initial shareholders of record of the Company’s Common Stock. Our common stock is not authorized for trading on the over the counter market and does not have a stock symbol. No actual quotations have been published to date.

Dividends and Dividend Policy

The Company did not declare or pay cash dividends in either fiscal year ended December 31, 2013 or 2012. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Results of Operations

In the twelve months ended December 31, 2013 we lost $396,904. The majority of the expenses or $303,300 related to outside consulting services related to assisting us in obtaining financing, and $48,557 of professional fees incurred in the registration of our securities in an S-1 Registration with the Securities and Exchange Commission and $14,689 in general and administrative expenses associated with running the Company. Our first year of sales generated $18,256 in revenue and we produced a gross profit of $5,615 on those sales. We incurred $5,600 of interest expense on our debt of $85,000

In the twelve months ended December 31, 2012 we lost $19,253 due to professional fees incurred in the registration of our securities in an S-1 Registration with the Securities and Exchange Commission and in general and administrative expenses associated with running the Company.

Liquidity and Capital Resources

We were in the development state with no revenue and have an accumulated deficit of $37,959 for the period from October 11, 2010 (inception) to December 31, 2012, and have negative cash flow from operations of $14,264 from inception.

We exited the development stage during 2013 and our sales were $18,256 we used $87,487 in cash flow in operations and financing provided $97,955. At December 31, 2013, we have an accumulated deficit of $434,863.

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of revenues from the sales of our product and the satisfaction of liabilities in the normal course of business. We have incurred losses from inception. These factors raise substantial doubt about our ability to continue as a going concern. From our inception through December 31, 2013, our primary source of funds has been the proceeds of private offerings of our common stock, loans from our primary stockholder, and loans from third parties. Our need to obtain capital from outside investors is expected to continue until we are able to achieve profitable operations, if ever. There is no assurance that management will be successful in fulfilling all or any elements of its plans.

During the twelve months ended December 31, 2013, the Company’s cash balance increased $10,468 to a surplus of $10,596 from a surplus of $128. The primary reason for the increase was the increase in advances from related parties, proceeds from debt, sale of stock, offset by an increase in accounts payable and accrued liabilities. During this same period, stockholders’ equity decreased $89,204 to $115,754 from $26,550. The decrease in stockholders’ equity is due to the net proceeds from the sale of the common stock of $4,400, issuance of stock for services of $303,300 offset by the net loss for the period of ($396,904).

Cash flows

Net cash used in operating activities was $87,487 for the twelve months ended December 31, 2013. In the 2012 period, cash was used by our loss from operations, offset by increases in accounts payable and accrued liabilities.

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $97,955 and reflects proceeds we received in 2013 from our common stock offering, issuance of note payable of $85,000 and advances from our controlling shareholder as described below.

Net cash provided by financing activities for the twelve months ended December 31, 2012 was $9,523 and reflects proceeds we received in 2012 from our common stock offering and advances from our controlling shareholder as described below.

Recent Financing Transactions

During the fiscal year ended December 31, 2013, the Company sold 44,000 shares of Common Stock at $0.10 per share, for a total of $4,400.

During the fiscal year ended December 31, 2012, the Company sold 13,500 shares of Common Stock at $0.10 per share, for a total of $1,350.

During the fiscal year ended December 31, 2013, the Company received $8,555 in advances from its controlling shareholder.

During the fiscal year ended December 31, 2012, the Company received $5,043 in advances from its controlling shareholder.

The company is currently in the early stages of beer distribution and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  The Company has yet to generate a significant internal cash flow, and until sales of products increase from current levels, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

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

Going Concern

The Company is currently not profitable and its continued existence is dependent upon the Company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital.  This raises substantial doubt about its ability to continue as a going concern. The Company has yet to generate a significant internal cash flow, and until the Company reaches profitable operations, the Company is highly dependent upon debt and equity funding, should continuing debt and equity funding requirements not be met the Company’s operations may cease to exist.

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

Item 8.  Financial Statements and Supplementary Data

Drewrys Brewing Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Drewrys Brewing Company

We have audited the accompanying balance sheets of Drewrys Brewing Company as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years ended December 31, 2013 and 2012. Drewrys Brewing Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drewrys Brewing Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Drewrys Brewing Company will continue as a going concern. As discussed in Note 8 to the financial statements, Drewrys Brewing Company has suffered recurring losses, and has an accumulated deficit of $434,863 as of December 31, 2013. These factors raise substantial doubt about Drewrys Brewing Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Alan R. Swift, CPA, P.A. Certified Public Accountants and Consultants

Palm Beach Gardens, Florida April 12, 2014

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410

PHONE (561) 656 - 0818

FAX (561) 658 - 0245

www.aswiftcpa.com

DREWRYS BREWING COMPANY
BALANCE SHEETS

ASSETS
	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and equivalents	$10,596	$128
Accounts receivable	1,879	—
Inventory	6,708	—
Total Current Assets	19,183	128
OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560
Total Assets	$19,743	$688

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,899	$22,195
Advances from related party	13,598	5,043
Note payable, current portion	85,000	—
Total Current Liabilities	135,497	27,238
Commitments and Contingencies	—	—
STOCKHOLDERS' DEFICIENCY:
Common stock , par value $.001; 75,000,000 shares authorized;
12,100,500 shares issued and outstanding as of December 31, 2013 and
9,023,500 as of December 31, 2012	$12,101	$9,024
Additional paid in capital	307,008	2,385
Deficit accumulated during the development stage	(434,863)	(37,959)
Total Stockholders' Deficiency	(115,754)	(26,550)
Total Liabilities and Stockholders' Deficiency	$19,743	$688

The accompanying notes are an integral part of these financial statements.

DREWRYS BREWING COMPANY
STATEMENTS OF OPERATIONS
	For the	For the
	year ended	year ended
	December 31, 2013	December 31, 2012
Revenues	$18,256	$—
Cost of Goods Sold	12,641	—
Gross Profit	5,615	—
Operating Expenses
Advertising and Promotion	30,373	823
General and Administrative	14,689	11,680
Consulting	303,300	—
Professional Fees	48,557	6,750
Impairment	—	—
Total Operating Expenses	396,919	19,253
Loss from Operations	(391,304)	(19,253)
Other Expenses
Interest Expense	5,600	—
Total Other Expenses	5,600	—
Loss Before Income Taxes	(396,904)	(19,253)
Provision for Income Taxes	—	—
Net loss	$(396,904)	$(19,253)

Basic and diluted net loss per common share	$(0.04)	**
Weighted average number of common shares outstanding	10,807,990	9,003,555
** Less than $.01

The accompanying notes are an integral part of these financial statements.

DREWRYS BREWING COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 2013 AND 2012

				Additional		Total
			Subscription	Paid in	Accumulated	Stockholders'
Par Value of $0.001	Shares	Amount	Receivable	Capital	(Deficit)	Deficiency

Balance at December 31, 2011	9,000,000	$9,000	$(3,130)	$59	$(18,706)	$(12,777)

Payments on subscription receivable	—	—	3,130	—	—	3,130

Common shares issued for cash ($0.10/share)	13,500	14	—	1,336	—	1,350

Common shares issued for services ($0.10/share)	10,000	10	—	990	—	1,000

Net loss for the year ended December 31, 2012	—	—	—	—	(19,253)	(19,253)

Balance at December 31, 2012	9,023,500	9,024	—	2,385	(37,959)	(26,550)

Common shares issued for cash ($0.10/share)	44,000	44	—	4,356	—	4,400

Common shares issued for services ($0.10/share)	3,033,000	3,033	—	300,267	—	303,300

Net loss for the year ended December 31, 2013	—	—	—	—	(396,904)	(396,904)

Balance at December 31, 2013	12,100,500	$12,101	$—	$307,008	$(434,863)	$(115,754)

The accompanying notes are an integral part of these financial statements.

DREWRYS BREWING COMPANY
STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2013	December 31, 2012
OPERATING ACTIVITIES:
Net loss	$(396,904)	$(19,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	—	—
Stock issued for services	303,300	1,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,708)	—
Increase in inventory	(1,879)	—
Increase in accounts payable and accrued expenses	14,704	8,807

Net cash used in operating activities	(87,487)	(9,446)

INVESTING ACTIVITIES:
Acquisition of trademarks	—	—
Acquisition of label designs	—	—

Net cash used in investing activities	—	—

FINANCING ACTIVITIES:
Advances from related party, net	8,555	5,043
Payments on subscription agreement	—	3,130
Issuance of stock for cash	4,400	1,350
Proceeds from note payable	85,000	—
Capital contribution	—	—

Net cash provided by financing activities	97,955	9,523

NET INCREASE IN CASH	10,468	77

CASH BEGINNING BALANCE	128	51

CASH ENDING BALANCE	$10,596	$128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—
Interest paid	$4,750	$—

NONCASH TRANSACTIONS AFFECTING OPERATING,
INVESTING, AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—

The accompanying notes are an integral part of these financial statements.

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Drewrys Brewing Company (“the Company”) was incorporated in the State of Nevada on, October 11, 2010, to develop and market a line of low-priced and craft beers. We currently provide consumers with malt beverages that appeal to their price point.

Drewrys’ sells their product mainly on the wholesale market, targeting select regional wholesalers and distributors in the Midwest and Atlantic/New England regions. However in select states, we also sell direct to retailers and bars.

In the fourth quarter of 2013, the Company started selling its’ craft beers and was no longer considered to be a Developmental Stage Company. The Company’s fiscal year ends on December 31st.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern (See Note 8).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Identifiable Intangible Assets

As of December 31, 2013 and December 31, 2012, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademarks will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for years ended December 31, 2013, and for the year ended December 31, 2012.

Advertising Costs

Advertising costs are expensed as incurred and include the costs associated with marketing our product.

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts.  On a periodic basis, we evaluate our accounts receivable and adjust the allowance for doubtful accounts based on our history of past write-offs and collections and current credit conditions.  Specific customer accounts are written off as uncollectible if the probability of a future loss has been established, collection efforts have been exhausted and payment is not expected to be received.  As of December 31, 2013 and 2012, no allowance for bad debts was required.

Stock-Based Compensation

We recognize compensation cost for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue when:

Persuasive evidence of an arrangement exists;

Delivery has occurred;

Price is fixed or determinable; and

Collectability of the related receivable is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market, and include finished goods. At December 31, 2013, our inventory consisted of manufactured beer and was available for sale. The inventory was valued at $6,708 and $0, as of December 31, 2013 and 2012, respectively.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Property

The company does not own any real estate or other properties. The company's office is located 5402 Brittany Drive, McHenry Illinois 60050. Our contact number is 815- 575-4815. The business office is located at the home of Francis Manzo, the CEO of the company at no charge to the company.

Fair value of Financial Instruments

The Company has adopted FASB – ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and are not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2013 and 2012, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses related to those assets and liabilities still held at the reporting date for the years ended December 31, 2013 and 2012.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

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

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

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

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
Income tax expense (asset) at statutory rate	$(31,825)	$(6,546)
Valuation allowance	31,825	6,546

Income tax expense per books	$0	$0

Net deferred tax asset consists of the following components:

NOL Carryover	$44,731	$12,906
Valuation allowance	(44,731)	(12,906)

Net deferred tax asset	$0	$0

At December 31, 2013, the Company had estimated net loss carry forwards of approximately $131,000 which expire through its tax year ending 2032. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12,100,500, issued and outstanding as of December 31, 2013. The sole officer and director is the owner of 9,000,000 shares of the Company’s outstanding shares.

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

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

For the year ended December 31, 2012, the Company issued 10,000 shares of common stock having a value of $1,000 ($0.10/share) in exchange for services rendered.

On June 3, 2013, the Company issued 3,033,000 shares of restricted stock ($0.10/share) in exchange for consulting services to be provided by Venture Capital Clinic Corp. through December 31, 2013.

For the year ended December 31, 2013, the Company sold 44,000 shares of common stock for cash of $4,400 ($0.10/share).

During the year ended December 31, 2013 the company received $9,900 from Stock Subscriptions the funds were returned prior to the year end December 31, 2013

The holders of our Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of our Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable.

NOTE 5. RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

A shareholder of the Company has paid expenses on behalf of the Company in exchange for a payable bearing no interest and due on demand. The balance payable to the shareholder at December 31, 2013 and December 31, 2012 were $13,598 and $5,043 respectively.

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

NOTE 7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $434,863 and a negative working capital. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to continue increase sales and operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to December 31, 2013 through April 12, 2014, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 9. in and Disagreement with Accountants on Accounting and Financial Disclosure

Our accountant is Alan R. Swift, CPA, PA, Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fiscal year covered by this report. Based on the foregoing, our President and sole director concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. We anticipate expanding the Board to include additional members in the 2014 year at which time we expect the effectiveness of our controls and procedures to be adequate.

There has been no change in our internal controls over financial reporting for the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to having a sole individual in charge of the business and have limited internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our President and sole director in connection with the review of our financial statements as of December 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11.  Executive Compensation

At present, all of our operations are conducted by our executive officer for no compensation. No compensation was paid or accrued for our executive officers for the fiscal years ended December 31, 2013 and 2012.

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

Director Compensation

No compensation was paid to our director in the fiscal year ended December 31, 2013 and 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2014, the beneficial ownership of our 12,100,500 outstanding shares of Common Stock, by (1) the only persons who own of record or are known to own beneficially, more than 5% of our Common Stock; (2) each director and executive officer; and (3) all directors and officers as a group.

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

Item 14.  Principal Accountant Fees and Services.

Alan R. Swift, CPA, P.A. serves as our independent registered public accounting firm for the 2013 and 2012 audits.  The following table shows the fees that were billed for the audit and other services provided by such firms for 2013 and 2012.

	December 31, 2013	December 31, 2012
Audit Fees	$17,500	$6,750
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$17,500	$6,750

All Tax or Other Fees.  We did not incur any other fees from Alan R. Swift, CPA, P.A.

Pre-approved Policies

The board of directors, acting as the audit committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence.  All of the services described above for the years ended December 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Board of Directors Report

The Board of Directors has reviewed and discussed with the Company’s management and independent auditor the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Board concerning independence, and has discussed with its independent auditor its independence from the Company.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013 for filing with the SEC.

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

Drewrys Brewing Company.

April 15, 2014	By: /s/ Francis Manzo
Francis P. Manzo III
President (principal executive and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis P. Manzo III Francis P. Manzo III	President (principal executive officer and principal accounting officer) and director	April 15, 2014

-14-