Form 10-Q
period 2014-03-31
DREWRYS BREWING CO
filed 2014-05-20
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

NOTE APPLICABLE
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

[ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,100,500 shares of common stock are issued and outstanding as of May 20, 2014.

DREWRYS BREWING COMPANY
CONDENSED BALANCE SHEETS
	As of March 31, 2014	As of December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,838	$10,596
Accounts Receivable-Net	994	1,879
Inventory	4,048	6,708
Total Current Assets	6,880	19,183

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560
Total Assets	$7,440	$19,743

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$44,474	$36,899
Advances from related parties	14,948	13,598
Note Payable	79,148	85,000
Total Liabilities	138,570	135,497

STOCKHOLDERS' DEFICIENCY
Common stock , par value $.001; 75,000,000 shares authorized; 12,100,500 shares issued as of March 31, 2014 and 12,100,500 as of December 31, 2013	$12,101	$12,101
Additional paid in capital	307,008	307,008
Deficit Accumulated During Development Stage	(434,863)	(434, 863)
Accumulated Deficit	(15,376)	—
Total Stockholders' Deficiency	(131,130)	(115,754)
Total Liabilities and Stockholders' Deficiency	$7,440	$19,743

See accompanying notes to condensed unaudited financial statements.

Table of Contents	1

DREWRYS BREWING COMPANY
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the	For the
	three month	three month
	period ended	period ended
	March 31, 2014	March 31, 2013

REVENUES	$3,849	$—

Cost of Goods Sold	3,610	—
Gross Profit	239	—

EXPENSES
Advertising and Promotion	1,295	6,666
General and Administrative	3,462	611
Professional Fees	8,230	2,750
Total Operating Expenses	12,987	10,027

Loss from Operations	(12,748)	(10,027)

OTHER EXPENSES
Interest	(2,628)	—
Total Operating Expenses	(2,628)	—

Income (Loss) Before Income Taxes	(15,376)	(10,027)

Provision for Income Taxes	—	—

Net (loss)	$(15,376)	$(10,027)

Basic and diluted net loss per common share	**	**

Weighted average number of common shares outstanding	12,100,500	9,025,883

** Less than $.01

See accompanying notes to condensed unaudited financial statements.

Table of Contents	2

DREWRYS BREWING COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
MARCH 31, 2014
			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
Par Value of $0.001	Shares	Amount	Capital	(Deficit)	Deficiency

Balance at December 31, 2013	12,100,500	$12,101	$307,008	$(434,863)	$(115,754)

Net Loss for the quarter ended March 31, 2014	—	—	—	(15,376)	(15,376)

Balance at March 31, 2014 (UNAUDITED)	12,100,500	$12,101	$307,008	$(450,239)	$(131,130)

 See accompanying notes to condensed unaudited financial statements.

Table of Contents	3

DREWRYS BREWING COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the
	three month	three month
	period ended	period ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net loss	(15,376)	(10,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	885	—
Inventory	2,660	—
Accounts Payable and Accrued Expenses	7,575	3,732

Net cash used in operating activities	(4,256)	(6,295)

INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—	—

FINANCING ACTIVITIES:
Advances from related parties	1,350	5,873
Proceeds from Issuance of Stock	—	550
Payment on Note Payable	(5,852)	—
Net cash provided by (used in) financing activities	(4,502)	6,423

NET INCREASE IN CASH	(8,758)	128

CASH BEGINNING BALANCE	10,596	128

CASH ENDING BALANCE	1,838	256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	$1,700	—

See accompanying notes to condensed unaudited financial statements.

Table of Contents	4

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Drewrys Brewing Company (“the Company”) is a development stage company, incorporated in the State of Nevada on, October 11, 2010, to develop and market a line of low-priced and craft beers. We currently provide consumers with malt beverages that appeal to their price point. The Company sells their product mainly on the wholesale market, targeting select regional wholesalers and distributors in the Midwest and Atlantic/New England regions. However, in select states, we also sell direct to retailers and bars.

The Company’s fiscal year ends on December 31st. As of the end of the fourth quarter of 2013, the Company was no longer considered to be a Developmental Stage Company.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. The financial data for the three months ended March 31, 2014, may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2014.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of March 31, 2014 and December 31, 2013, the Company has no cash equivalents.

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

Table of Contents	5

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2014 or December 31, 2013.

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

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and nine month periods ended March 31, 2014 and 2013, the Company has recognized revenue of $3,849 and $0, respectively.

Cost of Goods Sold

Cost of goods sold includes cost of inventories sold.

Property

The company does not own any real estate or other properties. The company's office is located 5402 Brittany Drive, McHenry Illinois 60050. Our contact number is 815- 575-4815. The business office is located at the home of Francis Manzo, the CEO of the company at no charge to the company.

Table of Contents	6

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Identifiable Intangible Assets

As of March 31, 2014 and December 31, 2013, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three months ended March 31, 2014 and 2013.

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

Table of Contents	7

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

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

NOTE 3. INCOME TAXES

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2014 or December 31, 2013.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12,100,500 issued and outstanding as of March 31, 2014. The sole officer and director of the Company owns 9,000,000 of these shares.

Table of Contents	8

DREWRYS BREWING COMPANY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the three months ended March 31, 2014, Mr. Manzo advanced the company $1,350 net, for purposes of paying operating expenses on behalf of the Company. As of March 31, 2014 and December 31, 2013, the Company has a loan from Mr. Manzo with an outstanding balance of $14,948 and $13,598 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. NOTE PAYABLE

On June 3, 2013, the Company acquired a $85,000 note payable secured by the Company’s total assets. The note bears a fixed interest rate of 12% per annum, compounded annually, and matures on December 1, 2014. Interest shall accrue for the first 6 months and be due and payable in one lump sum installment in the amount of $4,750 on December 1, 2013. Thereafter, principal and accrued interest shall be due and payable in 12 consecutive monthly installments in the amount of $7,552.15 beginning on January 1, 2014 and ending on December 1, 2014. As of March 31, 2014, the note balance, including accrued interest, totaled $80,926 and in default.

NOTE 7. GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, has an accumulated deficit of $450,239 as of March 31, 2014, and has negative cash flow from operations of $4,256. As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

NOTE 8. TRADEMARKS AND LABEL DESIGNS

The Company owns trademarks for its’ various brands of beer. These costs provide future benefit to the Company and are considered to have an infinite life at this time. The life of these assets will be reevaluated when they are placed into service.

The trademarks were purchased from Francis Manzo, Chief Executive Officer of Drewrys (a related party), for $560. These intangible assets are being valued at cost, and are not considered to be impaired at this time.

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows: none.

Table of Contents	9

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

OVERVIEW

Business

We were incorporated in Nevada on October 11, 2010, and subsequently acquired the registered trademarks to the names DREWRYS, HOLIHAN and CANADIAN ACE from the President and Founder of the Company, Francis Manzo and from corporate entities owned by him. Ownership was transferred by a ‘Bill of Sale’ Document on October 15, 2010 and in February, 2012. We are an early entry stage company in a very competitive market. We have limited operating history upon which an evaluation of our future success or failure can be made.

We were formed to develop and market craft beers. While we expect to continue producing our products and selling into the marketplace, we cannot assure you that we will have profitable operations.

Results of Operations

In the three months ended March 31, 2014, the Company had $3,849 in sales of products and $3,610 in Cost of Sales. Selling, general and administrative expenses were $12,987. Sales continue to be low as a result of our limited capital to produce product to sell. Our increase in selling and administrative expense were a result of additional consulting fees. As a result, the Company lost $15,376 in the three months ended March 31, 2014.

In the three months ended March 31, 2013 the Company had $0 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $10,027. As a result the Company lost $10,027 in the three months ended March 31, 2013.

Table of Contents	10

Liquidity and Capital Resources

During the three months ended March 31, 2014, working capital decreased $15,376 to a deficit of $131,690 from a deficit of $116,314. The primary reason for the decrease was the decrease in cash of $ 8,758 and offset by an increase in due to shareholder of $1,350 decrease in note payable of $5,852 and an increase in accounts payable of $7,575. During this same period, stockholders’ equity decreased $15,376.

Cash flows

Net cash used in operating activities was $4,256 for the three months ended March 31, 2014. In the 2014 period cash was used by our loss from operations and offset by cash provided by decrease in accounts receivable and inventory and our increase in due to shareholder and accounts payable

Net cash used in operating activities was $6,295 for the three months ended March 31, 2013, due to shareholder offset by cash provided by our increase in accounts payable.

Net cash used by financing activities for the three months ended March 31, 2014, was $4,502 and reflects payment on note payable and net advances from related party.

Net cash provided by financing activities for the three months ended March 31, 2013, was $6,473 which resulted from $5,873 in advances from our related party, and $500 from the issuance of stock.

Recent Financing Transactions

None

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

Table of Contents	11

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has an accumulated deficit of $450,239 as of March 31, 2014, and has negative cash flow from operations of $4,256. As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Table of Contents	12

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 31, 2014, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Table of Contents	13

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

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

We are in default on our note payable of $80,926

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Table of Contents	14

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

Drewrys Brewing Company
May 20, 2014	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)

Table of Contents	15