Form 10-Q
period 2014-06-30
DREWRYS BREWING CO
filed 2014-08-19
CIK 1511159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,100,500 shares of common stock are issued and outstanding as of August 13, 2014.

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
		As of
	As of June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and equivalents	$2,219	$10,596
Accounts Receivable-Net	226	1,879
Inventory	0	6,708
Total Current Assets	2,445	19,183

OTHER ASSETS:
Trademarks	560	560
Total Other Assets	560	560

Total Assets	$3,005	$19,743

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$49,542	$36,899
Advances from related parties	16,050	13,598
Note Payable	79,148	85,000
Total Liabilities	144,740	135,497

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 75,000,000 shares authorized;
12,100,500 shares issued as of June 30, 2014 and
12,100,500 as of December 31, 2013	$12,101	$12,101
Additional paid in capital	307,008	307,008
Accumulated Deficit	(460,842)	(434,863)
Total Stockholders' Equity/(Deficit)	(141,734)	(115,754)

Total Liabilities and Stockholders' Equity/(Deficit)	$3,005	$19,743

Table of Contents	3

DREWRYS BREWING COMPANY
STATEMENTS OF OPERATIONS
	(Unaudited)

	For the	For the	For the	For the
	three month	three month	Six month	six month
	period ended	period ended	period ended	period ended
	June 30, 2014	June 30, 2013	June 30,2014	June 30, 2013

REVENUES	$3,352	$449	$7,201	$449

Cost of Goods Sold	4,406	—	7,565	—
Gross Profit	(1,054)	449	(365)	449

EXPENSES
Advertising and Promotion	810	6,901	2,105	13,567
General and Administrative	2,666	1,103	6,779	1,714
Professional Fees	3,500	53,569	11,730	56,319
Interest	2,374	500	5,002	500
Total Operating Expenses	9,350	62,073	25,616	72,100

Income (Loss) Before Income Taxes	(10,404)	(61,624)	(25,980)	(71,651)

Provision for Income Taxes	—	—	—	—

Net (loss)	$(10,404)	$(61,624)	$(25,980)	$(71,651)

Basic and diluted net loss per common share	**	**	**	**

Weighted average number of common shares outstanding	12,100,500	9,972,297	12,100,500	9,501,704

** Less than $.01

Table of Contents	4

DREWRYS BREWING COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
MARCH 31, 2014

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
Par Value of $0.001	Shares	Amount	Capital	(Deficit)	Equity/(Deficit)

Balance at December 31, 2013	12,100,500	12,101	307,008	(434,863)	(115,754)

Net Loss for the quarter ended March 31, 2014	—	—	—	(25,980)	(25,980)

Balance at June 30, 2014	12,100,500	$12,101	$307,008	$(460,843)	$(141,734)

Table of Contents	5

DREWRYS BREWING COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	For the
	six month	three month
	period ended	period ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	(25,980)	(71,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Stock issued for services	—	303,300
Accounts Receivable	1,653
(Increase)/Decrease in Prepaid Expenses		(259,971)
Inventory	6,708
Accounts Payable and Accrued Expenses	12,643	4,562

Net cash used in operating activities	(4,976)	(23,760)

INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	—	—

FINANCING ACTIVITIES:
Advances from related parties	2,451	4,773
Proceeds from Note payable	—	44,300
Payment on Note Payable	(5,852)	—
Issuance of stock for cash	—	7,750
Net cash provided by (used in) financing activities	(3,401)	56,823

NET INCREASE IN CASH	(8,377)	33,063

CASH BEGINNING BALANCE	10,596	128

CASH ENDING BALANCE	2,219	33,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	—	—
Interest paid	850	—

Table of Contents	6

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF June 30, 2014)

(UNAUDITED)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Drewrys Brewing Company (“the Company”) is a development stage company, incorporated in the State of Nevada on, October 11, 2010, to develop and market a line of low-priced and craft beers.

The Company’s fiscal year ends on December 31st. The Company has a limited operating history upon which to base an evaluation of the current business and future prospects and has yet to achieve substantial commercial sales of its products.

The Company has minimal revenues to date. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained, or can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. The financial data for the three months ended June 30, 2014, may not necessarily reflect the results to be anticipated for the complete year ended December 31, 2014.

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. As of June 30, 2014 and December 31, 2013, the Company has no cash equivalents.

Table of Contents	7

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF June 30, 2014)

(UNAUDITED)

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

•  Shipment has occurred;

•  Price is fixed or determinable; and

•  Collectability is reasonably assured

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the three and six month periods ended June 30, 2014 and 2013, the Company has recognized revenue of $3,351 and $7,200, respectively.

Table of Contents	8

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF June 30, 2014)

(UNAUDITED)

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

Identifiable Intangible Assets

As of June 30, 2014 and December 31, 2013, $560 and $560, respectively of costs related to registering our trademarks, have been capitalized. It has been determined that the trademarks have an indefinite useful life and are not subject to amortization. However, the trademark will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets, such as our trademarks, be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. No impairments were recorded for the three and six months ended June 30, 2014 and 2013.

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

(AS OF June 30, 2014)

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

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF June 30, 2014)

(UNAUDITED)

NOTE 3. INCOME TAXES

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2014 or December 31, 2013.

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

There are 75,000,000 Common Shares at $0.001 par value authorized with 12,100,500 issued and outstanding as of June 30, 2014. The sole officer and director of the Company owns 9,000,000 of these shares.

NOTE 5. RELATED PARTY TRANSACTIONS

Advances from related parties represent advances granted by Francis Manzo, III. Mr. Manzo pays for certain administrative expenses and is reimbursed by the Company. These advances have no fixed terms of repayment, are unsecured, and bear no interest. During the six months ended June 30, 2014, Mr. Manzo advanced the company $2,451 net, for purposes of paying operating expenses on behalf of the Company. As of June 30, 2014 and December 31, 2013, the Company has a loan from Mr. Manzo with an outstanding balance of $16,050 and $13,598 respectively.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. NOTE PAYABLE

On June 3, 2013, the Company acquired a $85,000 note payable secured by the Company’s total assets. The note bears a fixed interest rate of 12% per annum, compounded annually, and matures on December 1, 2014. Interest shall accrue for the first 6 months and be due and payable in one lump sum installment in the amount of $4,750 on December 1, 2013. Thereafter, principal and accrued interest shall be due and payable in 12 consecutive monthly installments in the amount of $7,552.15 beginning on January 1, 2014 and ending on December 1, 2014. As of June 30, 2014 the balance of $79,148 is outstanding and in default.

Table of Contents	11

DREWRYS BREWING COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AS OF June 30, 2014)

(UNAUDITED)

NOTE 7. GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has an accumulated deficit of $460,842 as of June 30, 2014, and has a negative cash flow from operations of $4,976 for the six months ended June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2014 In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from principal stockholder. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure as follows: none

Table of Contents	12

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

OVERVIEW

Business

We were incorporated in Nevada on October 11, 2010 and subsequently acquired the registered trademarks to the names DREWRYS, HOLIHAN and CANADIAN ACE from the President and Founder of the Company, Francis Manzo and from corporate entities owned by him. Ownership was transferred by a ‘Bill of Sale’ Document on October 15, 2010 and in February, 2012. We are an early entry stage company in a very competitive market. We have limited operating history upon which an evaluation of our future success or failure can be made.

We were formed to develop and market craft beers. While we expect to continue producing our products and selling into the marketplace, we cannot assure you that we will have profitable operations.

Results of Operations

In the six months ended June 30, 2014 the Company had $7,201 in sales of products and $7,565 in Cost of Sales. Operating expenses were $25,616. Sales continue to be low as a result of our limited capital to produce product to sell. Our increase in operating expense was a result of additional professional fees. As a result, the Company lost $25,980 in the three months ended June 30, 2014.

In the six months ended June 30, 2013 the Company had $449 in sales of products and $0 in Cost of Sales. Selling, general and administrative expenses were $72,100. As a result the Company lost $71,651 in the six months ended June 30, 2013.

Liquidity and Capital Resources

During the six months ended June 30, 2014, working capital decreased $25,981 to a deficit of $142,295 from a deficit of $135,497. The primary reason for the decrease was the decrease in cash of $8,377 and offset by an increase in due to shareholder of $2,451, decrease in note payable of $5,852, and an increase in accounts payable of $12643. During this same period, stockholders’ equity decreased $25,981.

Table of Contents	13

Cash flows

Net cash used in operating activities was $4,976 for the three months ended June 30, 2014. In the 2014 period cash was used by our loss from operations and offset by cash provided by decrease in accounts receivable and inventory and our increase in due to shareholder and accounts payable

Net cash used in operating activities was $23,760 for the three months ended June 30, 2013. due to shareholder offset by cash provided by our increase in accounts payable.

Net cash used by financing activities for the six months ended June 30, 2014 was $3,401 and reflects payment on note payable and advance from related party

Net cash provided by financing activities for the six months ended June 30, 2013 was $56,823 and reflects advances from related parties, proceeds from note payable and sales of the Company stock.

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

Going Concern

As reflected in the accompanying financial statements, the Company has minimal operations, has an accumulated deficit of $460,842 as of June 30, 2014, and has negative cash flow from operations of $4,976. As the Company continues to incur losses, transition to profitability is dependent upon the successful commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Table of Contents	14

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Table of Contents	15

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of June 30, 2014, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2014.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2014 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Table of Contents	16

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

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Drewrys Brewing Company
August 19, 2014	By: /s/ Francis P. Manzo III
Francis P. Manzo III, President (Principal Executive Officer and Principal Accounting Officer)

Table of Contents	19